Form 10QSB
period 1998-03-31
FRISBY TECHNOLOGIES INC
filed 1998-05-15
CIK 1051904

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended March 31, 1998

     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                       Commission File Number: 001-14005

                            FRISBY TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                              62-1411534
(State or other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

                               77 East Main Street
                                   Suite 2000
                            Bay Shore, New York 11706
              (Address of Principal Executive Offices and Zip Code)

                                 (516) 969-8570
              (Registrant's telephone number, including area code)

                             417 South Main Street
                            Freeport, New York 11520
                                (Former Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes       X                         No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of April 30, 1998: 4,880,613 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX

                                                                                                      PAGE NO.
Part I                  Financial Information                                                            3

Item 1.                 Financial Statements                                                             3

                        Balance Sheets - March 31, 1998 (unaudited) and
                        December 31, 1997                                                                3

                        Statements  of  Operations  - Three Month  Period  Ended
                        March 31, 1998 (unaudited) and March 31, 1997
                        (unaudited)                                                                      4

                        Statement of Stockholders' Equity - Three Month Period
                        Ended March 31, 1998 (unaudited)                                                 5

                        Statements  of Cash  Flows - Three  Month  Period  Ended
                        March  31,   1998   (unaudited)   and  March  31,   1997
                        (unaudited)                                                                      6

                        Notes to Financial Statements - March 31, 1998 (unaudited)                       7

Item 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                        9

Part II                 Other Information                                                                                    13

                        Signatures                                                                      17


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            Frisby Technologies, Inc.
                                 Balance Sheets


                                                                                      March 31, 1998           December 31, 1997
                                                                                      --------------           -----------------
                                                                                       (unaudited)
Assets
Current assets:
Cash and cash equivalents                                                            $ 1,827,060                $  375,222
Accounts receivable - billed                                                             333,597                   358,452
Accounts receivable - unbilled                                                            91,546                    52,150
Inventory                                                                                290,188                   247,686
Recoverable and prepaid income taxes                                                      26,902                    26,902
Other current assets                                                                      25,266                     7,192
                                                                                      -----------                 --------
Total current assets                                                                   2,594,559                 1,067,604
Property and equipment, net                                                               57,978                    61,323
Deferred transaction costs                                                               366,172                   138,908
                                                                                      -----------                 --------

Total assets                                                                        $  3,018,709                $1,267,835
                                                                                 ================          ===============

Liabilities and stockholders' equity Current liabilities:
Accounts payable                                                                    $    209,475                $  353,427
Accrued expenses and other current liabilities                                           121,777                    63,143
License fees payable                                                                      83,679                   184,640
Deferred license revenues                                                                 47,500                    50,000
                                                                                      ----------                 ---------
Total current liabilities                                                                462,431                   651,210
Accrued license agreement costs                                                          101,250                   101,250
Deferred license revenues                                                                 30,000                    40,000
                                                                                      ----------                ----------
Total liabilities                                                                        593,681                   792,460
Commitments
Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized; shares issued and
    outstanding: 587,500 in 1998 and none in 1997                                      2,500,000                       --
Common Stock, $.001 par value; 10,000,000 shares authorized;
    3,280,613 shares issued and outstanding in 1998 and 1997                               3,281                     3,281
Additional paid-in capital                                                             1,519,575                 1,540,575
Accumulated deficit                                                                   (1,597,828)               (1,068,481)
                                                                                             --                 -----------
Total stockholders' equity                                                             2,425,028                   475,375
                                                                                          -----                 -----------
Total liabilities and stockholders' equity                                         $   3,018,709              $  1,267,835
                                                                                   =============                ===========


See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                                                                Three month period ended
                                                                                                        March 31,
                                                                                   ---------------------------------------------
                                                                                       1998                            1997
                                                                                    ----------                     -----------

Revenues:
Product sales                                                                     $    271,375                    $     14,826
Research and development projects                                                       49,271                         138,613
Licenses and royalties                                                                  26,618                           9,000
                                                                                   -----------                     -----------
Total revenues                                                                         347,264                         162,439

Cost of sales:
Product sales                                                                          221,813                          66,881
Research and development projects                                                       34,776                          89,433
Licenses and  royalties                                                                  1,765                           3,600
                                                                                    ----------                      ----------
Total cost of sales                                                                    258,354                         159,914
Gross profit                                                                            88,910                           2,525
Selling and marketing expense                                                          220,148                          59,841
General and administrative expense                                                     400,993                         170,545
Loss from operations                                                                  (532,231)                       (227,861)
Interest income (expense)                                                                2,884                          (5,251)
                                                                                    ----------                      ----------
Loss before income taxes                                                              (529,347)                       (233,112)
Income tax provision                                                                       -                            44,792
                                                                                    ----------                      ----------
Net loss                                                                          $   (529,347)                   $   (277,904)
                                                                                    ===========                     ----------
Net loss per common share - basic and diluted                                     $       (.16)                   $      (.10)
                                                                                    ===========                     ==========



     See accompanying notes.

                            Frisby Technologies, Inc.
                        Statement of Stockholder's Equity
                                   (Unaudited)




                                    Preferred Stock        Common Stock        Additional
                                   Shares     Amount     Shares       Amount     Paid-In       Accumulated
                                                                                Capital        (Deficit)       Total


Balance at
December 31, 1997                   --         --        3,280,613   $ 3,281    $1,540,575      $(1,068,481)   $ 475,375

Exercise of preferred stock
option, net of related costs      587,500   2,500,000      --              --      (21,000)         --         2,479,000

Net loss                            --         --          --              --        --           (529,347)     (529,347)
                                 --------   ---------   ----------   --------    ----------     ----------    ----------
Balance at
March 31, 1998                    587,500  $2,500,000   3,280,613      3,281    $1,519,575     $(1,597,828)  $ 2,425,028
                                 ========   =========   ==========   ========    ==========     ==========    ==========

     See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                   Three month period ended
                                                                                                           March 31,
                                                                                             1998                            1997
                                                                                             ----                            ----

Operating activities
Net loss                                                                            $     (529,347)                 $     (277,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                                 3,345                           3,783
Deferred income tax provision                                                                  --                           44,792
Changes in assets and liabilities:
Accounts receivable                                                                        (14,541)                       (127,012)
Inventory                                                                                  (42,502)                        (45,882)
Other current assets                                                                       (18,074)                        (68,941)
Accrued license agreement costs                                                                --                            3,335
Accounts payable                                                                          (143,952)                        113,567
Accrued expenses and other current liabilities                                              58,634                         (21,157)
Licenses fees payable                                                                     (100,961)                         63,000
Deferred licenses revenues                                                                 (12,500)                        216,000
Payments to related party                                                                      --                          (10,500)
                                                                                            -------                       --------
Net cash used in operating activities                                                     (799,898)                       (106,919)
                                                                                          ---------                       ---------


Financing activities
Net proceeds from exercise of convertible preferred stock option                         2,479,000                            --
Borrowings from related party                                                                 --                            58,000
Payment of transaction costs                                                              (227,264)                           --
Net cash provided by financing activities                                                2,251,736                          58,000

Net increase in cash                                                                     1,451,838                         (48,919)
Cash and cash equivalents - beginning of period                                            375,222                          52,677
                                                                                         ---------                        --------
Cash and cash equivalents -end of period                                            $    1,827,060                    $      3,758
                                                                                         ---------                        --------

Supplemental information
Interest paid                                                                       $        1,189                    $      5,479
                                                                                         =========                        ========

     See accompanying notes.

                            Frisby Technologies, Inc.
                          Notes to Financial Statements
                           March 31, 1998 (Unaudited)

     1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     The accompanying financial statements should be read in conjunction with the audited financial statements of Frisby Technologies, Inc. (the "Company") for the year ended December 31, 1997 and the notes thereto contained in the Company's Registration Statement on Form SB-2, Registration No. 333-45121, filed with the Securities and Exchange Commission on March 30, 1998, as amended.

     2. Stockholders' Equity

     On December 29, 1997, the Company sold 441,327 shares of its common stock, $.001 par value (the "Common Stock") and an option (the "Convertible Preferred Stock Option") to purchase 587,500 shares of the Company's convertible preferred stock, $.001 par value (the "Convertible Preferred Stock") at an exercise price of $4.26 per share expiring on February 27, 1998 in a private placement (the "Private Placement") to a foreign investor for an aggregate purchase price of $2,500,000. On February 27, 1998, the foreign investor exercised the Convertible Preferred Stock Option. This transaction resulted in net proceeds to the Company of $2,479,000, after the payment of related expenses.

     On April 1, 1998, the Company consummated an Initial Public Offering (the "IPO") of 1,600,000 shares of Common Stock at a price of $7.00 per share. The net proceeds to the Company amounted to approximately $9,100,000 after the underwriters' discount and related expenses. The net proceeds of the IPO have been invested in cash deposit accounts and cash equivalents, institutional U.S. Government Money Market Funds and commercial paper of selected U.S. companies Upon consummation of the overallotment option, the net proceeds to the Company will be approximately $1,400,000 after deducting the Underwriter's discounts and commissions and related expenses.

     On or about May 15, 1998, the Company received notice from Barington Capital Group, L.P., the underwriter in connection with the IPO (the "Underwriter"), that the Underwriter intended to exercise its over-allotment option to purchase an additional 240,000 shares of the Common Stock at a price of $7.00 per share.

     3. Summary of Significant Accounting Policies

     Net Loss Per Share

     Net loss per share for the three-month periods ended March 31, 1998 and 1997 are based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

     Shares used in the computation of net loss per share for the three month periods ended March 31, 1998 and 1997 were 3,280,613 and 2,839,286, respectively, representing the weighted-average common shares outstanding for the period. The number of shares used in the calculation of net loss per share on a basic and diluted basis are the same. The 587,500 shares of Convertible Preferred Stock represent potential common stock that was not included in the computation of diluted net loss per share for the three month period ended March 31, 1998 due to their anti-dilutive nature.

     Inclusion of the shares issuable in connection with the IPO (described above in Note 2) and 126,500 options granted in April 1998 to employees, directors and consultants under the Company's Stock Option Plan adopted in March 1998, would have had an effect on the number of Common Shares outstanding.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These standards are effective for fiscal years beginning after December 15, 1997. The adoption of these standards had no impact on the Company's statements of operations, cash flows or balance sheets.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Results of Operations for the Three month period ended March 31, 1998 compared with the three month period ended March 31, 1997

     Revenues. The Company generates revenue from three primary sources: (i) sales of its Thermasorb(R) additives and ComforTemp(R) foam products for use in its strategic partners' products; (ii) revenue from research and development contracts related to the United States government and private companies; and
(iii) license fees and royalties from the use of the Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-use products, as well as other fees earned in connection with its agreements with strategic partners. Total revenues for the three month period ended March 31, 1998 increased by $185,000 to $347,000 from $162,000 for the three month period ended March 31, 1997.

     Product sales. Product sales for the three month period ended March 31, 1998 increased by $256,000 to $271,000 from $15,000 for the three month period ended March 31, 1997. The increase was primarily the result of the Company bringing its ComforTemp(R) foams to market commencing in the second quarter of 1997. Product sales for the first quarter 1998 have primarily been to five strategic partners in the apparel and footwear industry.

     Research and development projects. Revenues from research and development projects for the three month period ended March 31, 1998 decreased by $90,000 to $49,000 from $139,000 for the three month period ended March 31, 1997. This decrease resulted primarily from the shift in the Company's focus away from obtaining and performing funded research and development contracts to the commercialization of its thermal management products.

     Licenses and royalties. Revenues from license fees and royalties for the three month period ended March 31, 1998 increased by $18,000 to $27,000 from $9,000 for the three month period ended March 31, 1997. This increase reflects the recognition of fees received from strategic partners for license agreements entered into after the first quarter 1997. License fees are recognized as revenue ratably over the life of the license agreement. Additionally, royalty fees increased to $14,000 from zero during the comparable period in 1997.

     Cost of Sales. The Company's cost of sales consists of: (i) direct and indirect costs incurred in connection with product sales; (ii) direct and indirect costs incurred in connection with revenue from research and development contracts relating to the United States government programs; and (iii) royalty payments required to be made to the inventor of the thermal management technology or another party licensed by the inventor. Total gross profit for the three month period ended March 31, 1998 increased by $86,000 to $89,000 from $3,000 for the three month period ended March 31, 1997.

     Cost of sales -- Products. The cost of sales related to products for the three month period ended March 31, 1998 increased by $155,000 to $222,000 from $67,000 for the three month period ended March 31, 1997. This increase reflects the higher volume of product sales and the corresponding costs related to such product sales in the three month period ended March 31, 1998 as compared to the corresponding period in the prior year. Unit costs decreased in the quarter ended March 31, 1998 as compared to the corresponding period of 1997 resulting from improved pricing from suppliers for larger quantities.

     Cost of sales -- Research and development projects. The cost of sales related to research and development projects for the three month period ended March 31, 1998 decreased by $54,000 to $35,000 from $89,000 for the three month period ended March 31, 1997. This decrease is consistent with the shift in the
Company's focus away from obtaining and performing funded research and development contracts and to the commercialization of its thermal management products.

     Cost of Sales -- Licenses and royalties. The cost of sales related to licenses and royalties for the three month period ended March 31, 1998 decreased by $1,800 to $1,800 from $3,600 for the three month period ended March 31, 1997 primarily due to the expensing in a prior period of a royalty fee paid to the inventor of the Company's licensed technology.

     Selling and marketing expense. Selling and marketing expense for the three month period ended March 31, 1998 increased by $160,000 to $220,000 from $60,000 for the three month period ended March 31, 1997. The increase was primarily the result of the Company increasing its marketing and advertising activity in order to build brand name recognition of its Thermasorb(R) and ComforTemp(R) products and trademarks.

     General and administrative expense. General and administrative expense for the three month period ended March 31, 1998 increased by $230,000 to $401,000 from $171,000 for the three month period ended March 31, 1997. The increase reflects the increase in personnel and personnel-related expenses, including travel, and recruiting costs of new employees. Additionally, fees and expenses paid to consultants have also increased over the comparable period for the prior year. These increases are in connection with the expansion of the Company's operations and commercialization of its thermal management products.

     Net interest income/expense. The Company earned net interest income of $3,000 for the three month period ended March 31, 1998 as compared to net interest expense of $5,000 for the three month period ended March 31, 1997. This change is due to the receipt of net proceeds from the Private Placement in December 1997 and the exercise of the Convertible Preferred Stock Option in February 1998 and the interest earned on the proceeds thereof.

     Income tax provision. The Company recorded no income tax provision for the three month period ended March 31, 1998 as compared to an income tax provision of $45,000 for the three month period ended March 31, 1997. For the three month period ended March 31, 1998, the Company recorded a valuation allowance equal to the net deferred tax asset recorded in the period. For the three month period ended March 31, 1997, the Company recorded a provision of $45,000 which arose from providing a valuation allowance against all deferred tax assets recorded as of March 31, 1997. The net deferred tax asset as of both March 31, 1998 and 1997 arise principally from a net operating loss carryforward. The valuation allowances recorded are due to uncertainties relating to expected future taxable income that would have to be generated to realize such assets.

     Net loss. As a result of the foregoing, the net loss for the three month period ended March 31, 1998 increased to $530,000 from $278,000 for the three month period ended March 31, 1997.

     Liquidity and capital resources. At March 31, 1998, the Company had working capital of $2,133,000, including accounts receivable billed of $334,000 and inventory of $290,000, offset by accounts payable of $209,000 and license fees payable of $84,000.

     Cash used by operating activities was $800,000 and $107,000, respectively, for the three month period ended March 31, 1998 and 1997. The principle factor contributing to the cash used in operating activities for the three month period ended March 31, 1998 and 1997 was the net loss for each of the respective periods. Cash provided by financing activities was $2,252,000 and $58,000, receptively, for the three month period ended March 31, 1998 and 1997. The principle financing activity for the three month period ended March 31, 1998 was the receipt of the net proceeds of $2,479,000 from the exercise of the Convertible Referred Stock Option. The Company is relocating its North Carolina operations to a newly renovated facility located in Winston Salem, North Carolina during the second half of fiscal 1998. The cash requirement with respect to that relocation will be expended in the second and third quarters of 1998 and are not expected to exceed $500,000.

     Based on the Company's current operating plan, the Company believes that the proceeds from the IPO, together with its existing resources and revenues from continuing operations, will be sufficient to satisfy its capital requirements for at least 24 months following the IPO. Such belief is based upon certain current assumptions, and there can be no assurance that such assumptions are correct. Further, depending on the Company's progress related to marketing its product line, gaining market acceptance of its thermal management technology and its other products and services in the business community, and capitalizing upon potential acquisition opportunities, the Company may determine that it is advisable to raise additional capital sooner than anticipated.

     The Company has a $500,000 line of credit with a bank. The line of credit bears interest at 0.5% above the bank's prime rate and expires on June 30, 1998. It is the Company's intent to renew the line of credit in order to accommodate possible future funding requirements. The full amount of the existing line is currently available.

     Forward-Looking Statements

     Certain information contained in this Quarterly Report on Form 10-QSB, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's Prospectus filed April 1, 1998, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-QSB.

                            PART II-OTHER INFORMATION

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     On April 1, 1998, the Company completed an initial public offering (the "Offering") of 1,600,000 shares of its Common Stock, $.001 par value per share. The Company's Registration Statement on Form SB-2 (Registration Number 333-45121) was declared effective by the Securities and Exchange Commission on April 1, 1998.

     The managing underwriter for the Offering was Barington Capital Group, L.P. (the "Underwriter").

     The aggregate offering price of the 1,600,000 shares of Common Stock sold in the Offering to the public was $11,200,000. The Company realized net proceeds of approximately $9,100,000 after deduction of underwriting discounts and commissions in the amount of $1,428,000 and Offering expenses payable by the Company in the amount of approximately $672,000.

     The Company received notice from the Underwriter, on or about May 15, 1998, that the Underwriter intended to exercise its over-allotment option to purchase an additional 240,000 shares of Common Stock at the Offering price. Upon consummation of the overallotment option, the Company will realize approximately $1,400,000 in net proceeds after deducting approximately $280,000 for underwriting discounts and commissions and other related expenses.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     Pursuant to Unanimous Written Consent on March 3, 1998, the stockholders of the Company approved: (i) the adoption of an amended stockholder agreement by and among the Company, Jeffry D. Frisby, Gregory S. Frisby and MUSI Investments S.A. (the "Amended MUSI Shareholder Agreement"); (ii) the filing of the Company's amended and restated certificate of incorporation with the Secretary of State of the State of Delaware (the "Amended and Restated Certificate of Incorporation"); (iii) the adoption of the Company's By-Laws (the "By-Laws"); and (iv) the adoption of the Company's 1998 stock option plan.

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     3.1 Amended and Restated Certificate of Incorporation

     *3.2 By-Laws

     *4.1 Form of Common Stock Certificate

     *4.2 Form of Representative's Option

     10.1 Amended MUSI Stockholder Agreement

     *10.2 Stock Option Plan

     *10.3 Amended Employment Agreement dated as of December 8, 1997 between the Company and Gregory S. Frisby

     *10.4 Employment Agreement dated December 6, 1997 between the Company and Douglas J. McCrosson

     *10.5 Shareholder Agreement dated December 10, 1997 between the Company, Gregory S. Frisby and Jeffrey D. Frisby

     *10.6 Line of Credit Agreement with European American Bank

     *10.7.1 License Agreement dated May 1, 1995 between the Company and Triangle Research and Development Corp. ("TRDC")

     *10.7.2 Assignment of License Agreement effective January 3, 1997 from TRDC to Delta Thermal Systems, Inc.

     *10.8 License Agreement effective January 1, 1998 between the Company and Outlast Technologies, Inc.

     *10.9 License Agreement dated March 31, 1997 between the Company and Fly Technologies, Inc.

     *10.10 License Agreement dated January 23, 1997 between the Company and Wells Lamont Division, Marmon Holdings, Inc.

     *10.11 License Agreement dated February 1, 1997 between the Company and Cove Shoe Company, Inc.

     *10.12.1  License  Agreement  dated May 22,  1996  between  the Company and
Thermo  Solutions,   Inc.  (f/k/a  Temptop  Container  Systems,  Inc.)  ("Thermo
Solutions")

     *10.12.3 Memorandum of Understanding dated January 22, 1998 between the Company and Thermo Solutions

     *10.13 License Agreement dated February 10, 1997 between the Company and Genfoot, Inc. and Genfoot America, Inc.

     *10.14 Contract No. 00178-96-C-3014 between the Company and the United States of America (Naval Surface Warfare Division)

     *10.15 Contract No. F08637-97-C-6017 between the Company and the United States of America (325th Contracting Squadron/LGCX)

     *10.16 Arrangement dated January 21, 1998 between the Company and Minnesota Mining & Manufacturing, Inc.

     *10.17 Memorandum of Understanding dated October 23, 1997 between the Company and Lendell Manufacturing, Inc.

     *10.18 Memorandum of Understanding dated April 14, 1997 between the Company and Bell Sports Corp.

     *10.19 Memorandum of Understanding dated July 9, 1997 between the Company and CamelBak/FasTrak Systems, Inc.

     *10.20 Memorandum of Understanding dated December 11, 1997 between the Company and Foamex International, Inc.

     *10.21 Memorandum of Understanding dated January 15, 1998 between the Company and LaCrosse Footwear, Inc.

     *10.22 Lease dated March 2, 1998 between Piedmont Institute for Research & Technology II,LLC, as landlord, and the Company, as tenant

     *10.23 Lease dated June 1, 1993 between Frisby Aerospace, Inc. as landlord, and the Company, as tenant

     *10.24 Lease dated September 1, 1994 between Charles Winburn, as landlord, and the Company, as tenant

     11.1 Statement Re: Computation of Per Share Earnings

     27.1 Financial Data Schedule

     (b) Reports on Form 8-K

     None.

     ----------------------------

     * Incorporated by reference from the Registrant's Registration Statement on Form SB-2, Registration No. 333-45121 filed with the Securities and Exchange Commission on March 30, 1998.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: May 15, 1998

                                         FRISBY TECHNOLOGIES, INC.



                                      By:/s/Gregory S. Frisby
                                         -------------------------------------
                                         Gregory S. Frisby
                                         President and Chief Executive Officer



                                      By:/s/Stephen P. Villa
                                         -------------------------------------
                                        Stephen P. Villa
                                        Chief Financial Officer