Form 10QSB
period 1998-06-30
FRISBY TECHNOLOGIES INC
filed 1998-08-14
CIK 1051904

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                     Yes       X               No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of July 31, 1998: 5,120,613 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX


                                                                                                 PAGE NO.

Part I            Financial Information                                                                4

Item 1.           Financial Statements                                                                 4

                  Balance Sheets - June 30, 1998 (unaudited) and
                  December 31, 1997                                                                    4

                  Statements of Operations - Three and Six
                  Month Periods Ended June 30, 1998 (unaudited)
                  and June 30, 1997(unaudited)                                                         5

                  Statement of Stockholders' Equity - Six Month Period
                  Ended June 30, 1998 (unaudited)                                                      6

                  Statements of Cash Flows - Six Month Period Ended
                  June 30, 1998 (unaudited) and June 30, 1997 (unaudited)                              7

                  Notes to Financial Statements - June 30, 1998 (unaudited)                            8

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                           10

Part II           Other Information                                                                   14

                  Signatures                                                                          15



                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            Frisby Technologies, Inc.
                                 Balance Sheets


                                                                                   June 30, 1998             December 31, 1997
                                                                                   -------------             -----------------
                                                                                    (unaudited)

Assets
Current assets:
Cash and cash equivalents                                                       $     2,875,306               $       375,222
Short-term investments                                                                8,753,702                          -
Accounts receivable - billed                                                            467,963                       358,452
Accounts receivable - unbilled                                                          150,137                        52,150
Inventory                                                                               529,604                       247,686
Recoverable and prepaid income taxes                                                     26,902                        26,902
Other current assets                                                                    395,619                         7,192
                                                                                     ----------                    ----------
Total current assets                                                                 13,199,233                     1,067,604
Property and equipment, net                                                              71,963                        61,323
Other non-current assets
                                                                                         76,811                       138,908
                                                                                     ----------                    ----------
Total assets                                                                     $   13,348,007               $     1,267,835
                                                                                 ==============               ===============

Liabilities and stockholders' equity Current liabilities:
Accounts payable                                                                $       671,511               $       353,427
Accrued expenses and other current liabilities                                          232,791                        63,143
License fees payable                                                                     50,930                       184,640
Deferred license revenues                                                                54,569                        50,000
                                                                                     ----------                    ----------
Total current liabilities                                                             1,009,801                       651,210
Accrued license agreement costs                                                         101,250                       101,250
Deferred license revenues                                                                36,867                        40,000
                                                                                     ----------                    ----------
Total liabilities                                                                     1,147,918                       792,460
Commitments
Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized; shares issued and                       2,479,000                           -
      outstanding: 587,500 in 1998 and none in 1997
Common Stock, $.001 par value; 10,000,000 shares authorized;                              5,121                         3,281
     5,120,613 and 3,280,613 shares issued and outstanding in
     1998 and 1997
Additional paid-in capital                                                           12,185,327                     1,540,575
Deferred compensation                                                                 (190,000)                           -
Accumulated deficit                                                                 (2,279,359)                   (1,068,481)
                                                                                    -----------                   -----------
Total stockholders' equity                                                           12,200,089                       475,375
                                                                                    -----------                   -----------
Total liabilities and stockholders' equity                                       $   13,348,007                $    1,267,835
                                                                                 ==============                ==============


     See accompanying notes.

                                             Frisby Technologies, Inc.
                                             Statements of Operations
                                                    (Unaudited)


                                                   Three month period ended                   Six month period ended
                                                           June 30,                                  June 30,
                                            ---------------------------------------- -- ------------------------------------
                                                   1998                  1997                 1998                1997
                                            -------------------    -----------------    -----------------    ---------------


Revenues:
Product sales                                 $        546,765         $    205,636         $    818,140        $  220,462
Research and development projects                       79,421               92,719              128,692           231,332
Licenses and royalties                                  48,050               37,000               74,668            46,000
                                                --------------          -----------         ------------         ----------
Total revenues                                         674,236              335,355            1,021,500           497,794
                                                --------------          -----------         ------------         ----------

Cost of sales:
Product sales                                          530,886              174,566              752,699           241,447
Research and development projects                       64,203               45,967               98,981           135,400
Licenses and  royalties                                  5,541               17,750                7,304            28,100
                                                --------------         ------------         ------------         ----------
Total cost of sales                                    600,630              238,283              858,984           404,947
                                                --------------         ------------         ------------         ----------
Gross profit                                            73,606               97,072              162,516            92,847
Selling and marketing expense                          224,719               92,327              444,867           152,168
General and administrative expense                     641,553              260,141            1,042,546           430,686
                                                --------------         ------------         ------------         ----------
Loss from operations                                 (792,666)            (255,396)          (1,324,897)          (490,007)
Interest income (expense)                              111,135              (8,790)              114,019           (14,041)
                                                --------------         ------------         ------------         ----------
Loss before income taxes                             (681,531)            (264,186)          (1,210,878)          (504,048)
Income tax provision                                -                     -                    -                    44,792
                                                --------------        -------------         ------------         ----------
Net loss                                        $    (681,531)        $   (264,186)         $(1,210,878)        $ (548,840)
                                                ==============        =============         ============        ===========
Net loss per common share - basic and           $        (.14)        $       (.09)         $     (0.30)        $    (0.19)
    diluted                                     ==============        =============         ============        ===========





                                              See accompanying notes.

                            Frisby Technologies, Inc.
                        Statement of Stockholders' Equity
                                   (Unaudited)


                                                                               Additional      Deferred
                         Preferred Stock                  Common Stock         Paid-In      Compensation    Accumulated
                     Shares           Amount         Shares         Amount     Capital         Expense       Deficit        Total

Balance at            --              --           3,280,613       $ 3,281     $1,540,575         --        $(1,068,481)  $  475,375
December 31, 1997

Exercise of         587,500         $2,479,000         --             --             --           --            --         2,479,000
preferred stock
option, net of
related costs

Initial public        --             --            1,840,000         1,840     10,394,752         --            --        10,396,592
offering, net
of related
costs

Issuance              --             --                --             --          250,000     $(250,000)        --              --
of options
and warrants
to consultants

Amortization          --             --                --             --             --          60,000         --           60,000
of deferred
compensation


Net loss              --             --                --             --             --           --       (1,210,878)   (1,210,878)
                  ---------      ---------         ---------       ---------     --------  ------------    -----------    ---------
Balance
at June 30,
1998               587,500      $ 2,479,000     5,120,613       $   5,121     $ 12,185,327  $ (190,000)   $(2,279,359) $ 12,200,089
                 ==========     ===========     =========      ===========    ============ ============   ===========    ===========


     See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six month period ended
                                                                                            June 30,
                                                                           -------------------------------------------
                                                                                  1998                        1997
                                                                                  ----                        ----
Operating activities
Net loss                                                                     $    (1,210,878)       $       (548,840)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                                                                           9,304                   7,566
Amortization of deferred compensation                                                 60,000                    -
Deferred income tax provision                                                             -                   44,792
Changes in assets and liabilities:
Accounts receivable                                                                 (207,498)               (164,996)
Inventory                                                                           (281,918)               (114,329)
Other current assets                                                                (388,427)                (78,221)
Other non-current assets                                                               62,097                  43,732
Accrued license agreement costs                                                         -                      14,117
Accounts payable                                                                      318,084                 144,689
Accrued expenses and other current liabilities                                        169,648                  22,686
Licenses fees payable                                                               (133,710)                 (7,446)
Deferred licenses revenues                                                              1,436                 174,000
Payments to related party                                                               -                    (10,500)
                                                                           -------------------     -------------------
Net cash used in operating activities                                              (1,601,862)              (472,750)
                                                                           -------------------     -------------------

Investing activities
Capital expenditures                                                                 (19,944)                   -
Purchases of short-term investments                                               (8,753,702)                   -
                                                                           -------------------     -------------------
Net cash used in investing activities                                             (8,773,646)                   -
                                                                           -------------------     -------------------

Financing activities
Net proceeds from exercise of convertible preferred stock option                    2,479,000                   -
Net proceeds from initial public offering                                          10,396,592                   -
Borrowings from related party                                                          -                      179,450
Borrowings from bank                                                                   -                      250,000
                                                                           -------------------     -------------------
Net cash provided by financing activities                                          12,875,592                 429,450
                                                                           -------------------     -------------------

Net increase (decrease) in cash and cash equivalents                                2,500,084                (43,300)
Cash and cash equivalents-beginning of period                                         375,222                  52,677
                                                                           -------------------     -------------------
Cash and cash equivalents-end of period                                          $  2,875,306          $        9,377
                                                                           ===================     ===================
Supplemental information
Interest paid                                                              $           1,189       $           14,269
                                                                           ===================     ==================


     See accompanying notes.

                            Frisby Technologies, Inc.
                          Notes to Financial Statements
                            June 30, 1998 (Unaudited)

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

     On April 1, 1998, the Company consummated an Initial Public Offering (the "IPO") of 1,600,000 shares of Common Stock at a price of $7.00 per share. On May 15, 1998, Barington Capital Group, L.P., the underwriter in connection with the IPO (the "Underwriter"), exercised its over-allotment option to purchase an additional 240,000 shares of the Common Stock at a price of $7.00 per share. The total net proceeds to the Company amounted to approximately $10,400,000 after the underwriters' discount and related expenses. The net proceeds of these transactions have been invested in cash deposit accounts and cash equivalents, institutional U.S. Government Money Market Funds and commercial paper of selected U.S. companies.

     In April, 1998 the Company entered into a two year consulting agreement with a company managed by a member of the Company's Board of Directors. In conjunction with this agreement, the Company issued warrants to purchase 110,000 shares of the Company's common stock at an exercise price equal to the then market price. Additionally, the Company issued options to three other consultants to purchase 4,000 shares of the Company's common stock at an exercise price equal to the then market price. The Company estimates that the aggregate fair market value of these warrants and options is $250,000.

     3. Summary of Significant Accounting Policies

     Net Loss Per Share

     Net loss per share for the three and six month periods ended June 30, 1998 and 1997 are based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

     Shares used in the computation of net loss per share for the three and six month periods ended June 30, 1998 were 5,037,995 and 4,036,259, respectively. Shares used in the computation of net loss per share for both the three and six month periods ended June 30, 1997 were 2,839,286. The number of shares used in the calculation of net loss per share on a basic and diluted basis are the same. The 587,500 shares of Convertible Preferred Stock represent potential common stock that was not included in the computation of diluted net loss per share for the three and six month period ended June 30, 1998 due to their anti-dilutive nature.

     Stock options granted to employees and directors under the Company's Stock Option Plan adopted in March 1998 and other options granted to consultants, would have had an effect on the number of Common Shares outstanding in 1998. The total number of options outstanding as of June 30, 1998 was 256,000.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These standards are effective for fiscal years beginning after December 15, 1997. The adoption of these standards had no material impact on the Company's statements of operations, cash flows or balance sheets.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Results of Operations for the three and six month periods ended June 30, 1998 compared with the three and six month period ended June 30, 1997

     Revenues. The Company generates revenue from three primary sources: (i) sales of its Thermasorb(R) additives and ComforTemp(R) foam products for use in its strategic partners' products; (ii) revenue from research and development contracts related to the United States government and from private companies;
and (iii) license fees and royalties from the use of the Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-use products, as well as other fees earned in connection with its agreements with strategic partners. Total revenues for the three month period ended June 30, 1998 increased by $339,000 to $674,000 from $335,000 for the three month period ended June 30, 1997. Total revenues for the six month period ended June 30, 1998 increased by $524,000 to $1,022,000 from $498,000 for the six month period ended June 30, 1997.


     Product sales. Product sales for the three month period ended June 30, 1998 increased by $341,000 to $547,000 from $206,000 for the three month period ended June 30, 1997. Product sales for the six month period ended June 30, 1998 increased by $598,000 to $818,000 from $220,000 for the six month period ended June 30, 1997. These increases were primarily the result of the Company bringing its ComforTemp(R) foams to market commencing in the second quarter of 1997 with sales principally to one customer. Product sales for 1998 have primarily been to five strategic partners in the apparel and footwear industry.

     Research and development projects. Revenues from research and development projects for the three month period ended June 30, 1998 decreased by $14,000 to $79,000 from $93,000 for the three month period ended June 30, 1997. Revenues from research and development projects for the six month period ended June 30, 1998 decreased by $102,000 to $129,000 from $231,000 for the six month period ended June 30, 1997. These decreases resulted primarily from the shift in the Company's focus away from obtaining and performing funded research and development contracts to the commercialization of its thermal management products.

     Licenses and royalties. Revenues from license fees and royalties for the three month period ended June 30, 1998 increased by $11,000 to $48,000 from $37,000 for the three month period ended June 30, 1997. Revenues from license fees and royalties for the six month period ended June 30, 1998 increased by $29,000 to $75,000 from $46,000 for the six month period ended June 30, 1997. These increases reflect the recognition of fees received from strategic partners for license agreements entered into beginning in the second quarter 1997. License fees are recognized as revenue ratably over the life of the license agreement. Additionally, royalty fees increased to $24,000 for the six months ended June 30, 1998 from zero during the comparable period in 1997.

     Cost of Sales. The Company's cost of sales consists of: (i) direct and indirect costs incurred in connection with product sales; (ii) direct and indirect costs incurred in connection with revenue from research and development contracts relating to the United States government programs; and (iii) royalty payments required to be made to the inventor of the thermal management technology or other licensors. Total gross profit for the three month period ended June 30, 1998 decreased by $23,000 to $74,000 from $97,000 for the three month period ended June 30, 1997. Total gross profit for the six month period ended June 30, 1998 increased by $70,000 to $163,000 from $93,000 for the six month period ended June 30, 1997.

     Cost of sales -- Products. The cost of sales related to products for the three month period ended June 30, 1998 increased by $356,000 to $531,000 from $175,000 for the three month period ended June 30, 1997. The cost of sales related to products for the six month period ended June 30, 1998 increased by $512,000 to $753,000 from $241,000 for the six month period ended June 30, 1997. These increases reflect the higher volume of product sales and the corresponding costs related to such product sales in the three and six month period ended June 30, 1998 as compared to the corresponding period in the prior year. Unit costs increased in the quarter ended June 30, 1998 as compared to the corresponding period of 1997 resulting from incremental costs incurred to expedite production and delivery of a large customer order.

     Cost of sales -- Research and development projects. The cost of sales related to research and development projects for the three month period ended June 30, 1998 increased by $18,000 to $64,000 from $46,000 for the three month period ended June 30, 1997. This increase reflects higher costs associated with the contracts being worked on during the current year. The cost of sales related to research and development projects for the six month period ended June 30, 1998 decreased by $36,000 to $99,000 from $135,000 for the six month period ended June 30, 1997. This decrease is consistent with the shift in the Company's focus away from obtaining and performing funded research and development contracts and to the commercialization of its thermal management products.

     Cost of Sales -- Licenses and royalties. The cost of sales related to licenses and royalties for the three month period ended June 30, 1998 decreased by $12,000 to $6,000 from $18,000 for the three month period ended June 30, 1997. The cost of sales related to licenses and royalties for the six month period ended June 30, 1998 decreased by $21,000 to $7,000 from $28,000 for the six month period ended June 30, 1997. These decreases primarily reflect the expensing in a prior period of a royalty fee paid to the inventor of the Company's licensed technology.

     Selling and marketing expense. Selling and marketing expense for the three month period ended June 30, 1998 increased by $133,000 to $225,000 from $92,000 for the three month period ended June 30, 1997. Selling and marketing expense for the six month period ended June 30, 1998 increased by $293,000 to $445,000 from $152,000 for the six month period ended June 30, 1997. These increases were primarily the result of the Company increasing its marketing and advertising activity in order to build brand name recognition of its Thermasorb(R) and ComforTemp(R) products and trademarks. Additionally, the amortization of deferred compensation expense of $60,000 for options and warrants granted to consultants in the current year also contributed to this increase.

     General and administrative expense. General and administrative expense for the three month period ended June 30, 1998 increased by $382,000 to $642,000 from $260,000 for the three month period ended June 30, 1997. General and administrative expense for the six month period ended June 30, 1998 increased by $612,000 to $1,043,000 from $431,000 for the six month period ended June 30, 1997. These increases reflect the increase in personnel and personnel-related expenses, including travel, and recruiting costs of new employees. Additionally, fees and expenses paid to consultants have also increased over the comparable period for the prior year. These increases are in connection with the expansion of the Company's operations and commercialization of its thermal management products.

     Net interest income/expense. The Company earned net interest income of $111,000 for the three month period ended June 30, 1998 as compared to net interest expense of $9,000 for the three month period ended June 30, 1997. The Company earned net interest income of $114,000 for the six month period ended June 30, 1998 as compared to net interest expense of $14,000 for the six month period ended June 30, 1997. These changes are due to the receipt of net proceeds from the Private Placement in December 1997, the exercise of the Convertible Preferred Stock Option in February 1998 and the Initial Public Offering in April 1998 and the interest earned on the proceeds thereof.

     Income tax provision. The Company recorded no income tax provision for the three month period ended June 30, 1998 and 1997. For the three and six month period ended June 30, 1998 and the three month period ended June 30, 1997, the Company recorded a valuation allowance equal to the net deferred tax asset recorded in the period. For the six month period ended June 30, 1997, the Company recorded a provision of $45,000 which arose from providing a valuation allowance against all deferred tax assets recorded as of March 31, 1997. The net deferred tax assets as of both June 30, 1998 and 1997 arise principally from a net operating loss carryforward. The valuation allowances recorded are due to uncertainties relating to expected future taxable income that would have to be generated to realize such assets.

     Net loss. As a result of the foregoing, the net loss for the three month period ended June 30, 1998 increased to $682,000 from $264,000 for the three month period ended June 30, 1997. Additionally, the net loss for the six month period ended June 30, 1998 increased to $1,211,000 from $549,000 for the six month period ended June 30, 1997.

     Liquidity and capital resources. At June 30, 1998, the Company had working capital of $12,190,000, including short-term investments of $8,750,000, accounts receivable-billed of $468,000 and inventory of $529,000, offset by accounts payable of $672,000 and accrued expenses of $233,000.

     Cash used by operating activities was $1,602,000 and $473,000, respectively, for the six month period ended June 30, 1998 and 1997. The primary factor contributing to the cash used in operating activities for the six month period ended June 30, 1998 and 1997 was the net loss for each of the respective periods. Cash used by investing activities was $8,774,000 for the six month period ended June 30, 1998. The primary factor contributing to the cash used in financing activities for the six month period was the purchase of short-term investments. Cash provided by financing activities was $12,876,000 and $429,000, receptively, for the six month period ended June 30, 1998 and 1997. The primary financing activity for the six month period ended June 30, 1998 was the receipt of the net proceeds of $2,479,000 from the exercise of the Convertible Preferred Stock Option and $10,397,000 from the initial public offering. The Company is relocating its North Carolina operations to a newly renovated facility located in Winston Salem, North Carolina during the second half of fiscal 1998. The total cash requirement with respect to that relocation and the related purchase of thermal testing equipment will be expended primarily in the third quarter of 1998 and is not expected to exceed $1,200,000.

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

     The Company renewed its line of credit with a bank as of June 30, 1998. The $1,000,000 line of credit bears interest at the lower of the bank's prime rate or a two percentage point spread versus the London Interbank Overnight Rate ("LIBOR") and expires on June 30, 1999. The full amount of the line is currently available.


     Forward-Looking Statements

     Certain information contained in this Quarterly Report on Form 10-QSB, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's Prospectus filed April 2, 1998, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-QSB.

                            PART II-OTHER INFORMATION

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     On April 1, 1998, the Company completed an initial public offering (the "Offering") of 1,600,000 shares of its Common Stock, $.001 par value per share. The Company's Registration Statement on Form SB-2 (Registration Number 333-45121) was declared effective by the Securities and Exchange Commission on April 1, 1998. On May 15, 1998, Barington Capital Group, L.P. (the
"Underwriter") exercised its over-allotment option to purchase an additional 240,000 shares of Common Stock at the Offering price.

     The aggregate offering price of the 1,840,000 shares of Common Stock sold in the Offering to the public was $12,880,000. The Company realized net proceeds of approximately $10,400,000 after deduction of underwriting discounts and commissions and other Offering expenses paid by the Company in the amount of approximately $2,480,000.


     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits


     10.6.1 Revised Line of Credit Agreement with European American Bank

     10.25 Consulting Agreement dated April 13, 1998 between the Company and GGC, Inc.

     11.1 Statement Re: Computation of Per Share Earnings

     27.1 Financial Data Schedule

     (b) Reports on Form 8-K

     None.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: August 14, 1998

                                            FRISBY TECHNOLOGIES, INC.



                                      By:  /s/Gregory S. Frisby
                                           -------------------------------
                                           Gregory S. Frisby
                                           President and
                                              Chief Executive Officer



                                      By:  /s/Stephen P. Villa
                                           -------------------------------
                                           Stephen P. Villa
                                           Chief Financial Officer