Form 10QSB
period 1998-09-30
FRISBY TECHNOLOGIES INC
filed 1998-11-17
CIK 1051904

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                    Yes       X               No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of October 31, 1998: 5,120,613 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX

                                                                                           PAGE NO.

Part I            Financial Information                                                       3

Item 1.           Financial Statements                                                        3

                  Balance Sheets - September 30, 1998 (unaudited) and
                  December 31, 1997                                                           3

                  Statements of Operations - Three and Nine
                  Month Periods Ended September 30, 1998 (unaudited)
                  and September 30, 1997(unaudited)                                           4

                  Statement of Stockholders' Equity - Nine Month Period
                  Ended September 30, 1998 (unaudited)                                        5

                  Statements of Cash Flows - Nine Month Period Ended
                  September 30, 1998 (unaudited) and September 30, 1997 (unaudited)           6

                  Notes to Financial Statements - September 30, 1998 (unaudited)              7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   9

Part II           Other Information                                                          14

                  Signatures                                                                 16



                                              PART I - FINANCIAL INFORMATION
                                               Item 1. Financial Statements

                                                 Frisby Technologies, Inc.
                                                        Balance Sheets



                                                                                 September 30, 1998           December 31, 1997
                                                                                 ------------------           -----------------
                                                                                     (unaudited)

Assets
Current assets:
Cash and cash equivalents                                                       $     2,029,474               $       375,222
Short-term investments                                                                7,422,255                           -
Accounts receivable - billed                                                            501,988                       358,452
Accounts receivable - unbilled                                                          165,560                        52,150
Inventory                                                                               720,945                       247,686
Recoverable and prepaid income taxes                                                     26,902                        26,902
Other current assets                                                                    558,010                         7,192
                                                                                     ----------                     ---------
Total current assets                                                                 11,425,134                     1,067,604
Property and equipment, net                                                              98,636                        61,323
Other assets                                                                          2,136,969                       138,908
                                                                                     ----------                     ---------
Total assets                                                                     $   13,660,739               $     1,267,835
                                                                                 ==============               ===============

Liabilities and stockholders' equity Current liabilities:
Accounts payable                                                                 $    1,044,410               $       353,427
Accrued expenses and other current liabilities                                          477,029                        63,143
License fees payable                                                                     57,704                       184,640
Deferred license revenues                                                                21,188                        50,000
                                                                                      ---------                     ---------
Total current liabilities                                                             1,600,331                       651,210
Accrued license agreement costs                                                         101,250                       101,250
Other liabilities                                                                     1,326,868                        40,000
                                                                                      ---------                     ---------
Total liabilities                                                                     3,028,449                       792,460
Commitments
Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized; shares issued and                       2,479,000                           -
    outstanding: 587,500 in 1998 and none in 1997
Common Stock, $.001 par value; 10,000,000 shares authorized; 5,120,613                    5,121                         3,281
    and 3,280,613 shares issued and outstanding in 1998 and 1997
Additional paid-in capital                                                           12,212,327                     1,540,575
Deferred compensation expense                                                          (130,000)                           -

Accumulated deficit                                                                  (3,934,158)                   (1,068,481)
                                                                                    -----------                   -----------
Total stockholders' equity                                                           10,632,290                       475,375
                                                                                     ----------                   -----------
Total liabilities and stockholders' equity                                       $   13,660,739                $    1,267,835
                                                                                 ==============                ==============



                             See accompanying notes.


                                                                          Frisby Technologies, Inc.
                                                                          Statements of Operations
                                                                               (Unaudited)



                                                   Three month period ended                   Nine month period ended
                                                         September 30,                             September 30,
                                            ----------------------------------------   ----------------------------------
                                                   1998                  1997                 1998                1997
                                            -------------------    -----------------    --------------       ------------

Revenues:
Product sales                                 $    599,791         $    156,164        $   1,417,931       $   376,626
Research and development projects                   43,577              117,880              172,269           349,212
Licenses and royalties                              61,780               42,000              136,448            88,000
                                            ---------------         ------------        -------------      ------------
Total revenues                                     705,148              316,044            1,726,648           813,838
                                            ---------------         ------------        -------------      ------------

Cost of sales:
Product sales                                      715,486              136,871            1,468,185           378,318
Research and development projects                   39,407               51,407              138,388           186,807
Licenses and  royalties                             22,505               26,369               29,809            54,469
                                            ---------------         ------------        -------------    --------------
Total cost of sales                                777,398              214,647            1,636,382           619,594
                                            ---------------         ------------        -------------    --------------
Gross profit                                       (72,250)             101,397               90,266           194,244
Selling and marketing expense                      718,849               95,500            1,437,673           247,668
General and administrative expense                 992,806              214,200            1,761,395           644,886
                                            ---------------         ------------        -------------    --------------
Loss from operations                            (1,783,905)            (208,303)          (3,108,802)        (698,310)
Interest income (expense)                          129,106              (11,500)              243,125         (25,541)
                                            ---------------         ------------        -------------    --------------
Loss before income taxes                        1,654,799)            (219,803)           (2,865,677)        (723,851)
Income tax provision                                -                     -                    -               44,792
                                            ---------------         ------------        -------------    --------------
Net loss                                        1,654,799)            (219,803)            2,865,677         (768,643)
                                            ===============         ============        =============    ==============
Net loss per common share -
 basic and diluted                                  (0.32)               (0.08)               (0.62)            (0.27)
                                                    ======               ======               ======            ======



                             See accompanying notes.


                                                              Frisby Technologies, Inc.
                                                            Statement of Stockholders' Equity
                                                                      (Unaudited)



                                                                 Additional         Deferred
                        Preferred Stock      Common Stock          Paid-In        Compensation      Accumulated
                                                                  Capital           Expense          Deficit           Total
                                                                  -------          ---------       -----------         -----
                      Shares     Amount     Shares     Amount
                      ------     ------     ------     ------

Balance at
December 31, 1997        --        --      3,280,613  $ 3,281     $1,540,575            --           $ (1,068,481)  $  475,375

Exercise of          587,500  $2,479,000       --        --          --                 --               --          2,479,000
preferred stock
option, net of
related costs

Initial public           --        --      1,840,000    1,840     10,394,752            --               --         10,396,592
offering, net of
related costs

Issuance of options      --        --          --         --         277,000        ($250,000)           --             27,000
and warrants to
third parties

Amortization of          --        --          --         --           --             120,000            --            120,000
of deferred
compensation expense

Net loss                 --        --          --         --           --                --         (2,865,677)     (2,865,677)
                     ---------  ---------  ---------   ---------    ----------      ---------         ----------      ---------
Balance at
September 30, 1998   587,500  $ 2,479,000  5,120,613  $ 5,121   $ 12,212,327      $  (130,000)     $(3,934,158)   $ 10,632,290
                   ==========  ==========  =========   =========  ============     ===========      ============   ============


                             See accompanying notes.


                                                      Frisby Technologies, Inc.
                                                      Statements of Cash Flows
                                                            (Unaudited)


                                                                                    Nine month period ended
                                                                                         September 30,
                                                                                  1998                    1997
                                                                                  ----                    ----
Operating activities
Net loss                                                                    $     (2,865,677)         $     (768,643)
                                                                            =================         ===============
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                           17,955                  11,349
Amortization of deferred compensation                                                 120,000                     -
Deferred income tax provision                                                           -                      44,792
Changes in assets and liabilities:
Accounts receivable                                                                 (256,946)                (90,011)
Inventory                                                                           (473,259)               (101,347)
Other current assets                                                                (550,818)                     -
Other non-current assets                                                               53,619                   2,165
Accounts payable                                                                     (33,697)                 137,004
Accrued expenses and other current liabilities                                        413,886                  52,860
Licenses fees payable                                                               (126,936)                 124,529
Deferred licenses revenues                                                           (41,944)                  17,504
Payments to related party                                                               -                      15,738
                                                                                 ------------                  ------
Net cash used in operating activities                                             (3,743,817)                (554,060)

Investing activities
Capital expenditures                                                                 (55,268)                     -
Purchases of short-term investments                                               (9,956,255)                     -
Proceeds from sale of short-term investments                                       2,534,000                      -
                                                                                   ----------
Net cash used in investing activities                                             (7,477,523)                     -

Financing activities
Net proceeds from exercise of convertible preferred stock option                    2,479,000                     -
Net proceeds from initial public offering                                          10,396,592                     -
Borrowings from related party                                                           -                    376,000
Borrowings from bank                                                                    -                    250,000
Prepayment of transaction costs                                                                             (100,188)
                                                                                   ----------               ---------
Net cash provided by financing activities                                          12,875,592                525,812

Net increase (decrease) in cash and cash equivalents                                1,654,252                (28,248)
Cash and cash equivalents-beginning of period                                         375,222                 52,677
                                                                                   ----------               ---------
Cash and cash equivalents-end of period                                         $   2,029,474                 24,429
                                                                                   ==========               =========

Supplemental information
Interest paid                                                                           1,189                 25,541
                                                                                   ==========               =========

                             See accompanying notes.

                            Frisby Technologies, Inc.
                          Notes to Financial Statements
                         September 30, 1998 (Unaudited)

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

     In April 1998 the Company entered into a two year consulting agreement with a company controlled by a member of the Company's Board of Directors. In addition to a monthly fee, the Company issued warrants to purchase 110,000 shares of the Company's common stock at an exercise price equal to the then market price of the Frisby Technologies common stock. Additionally, the Company issued options to three other consultants to purchase 4,000 shares of the Company's common stock at an exercise price equal to the then market price. The Company estimates that the aggregate fair market value of these warrants and options is $250,000.

     3. Significant Events

     In September 1998, the Company entered into a transaction with the inventor of the Company's patented and proprietary thermal management technology, Triangle Research and Development Corporation ("TRDC"), that will reduce the Company's future royalty payments to TRDC. Additionally, the Company has been assigned TRDC's rights to an agreement with another licensee of the technology. This assignment will result in the Company receiving royalty income from this third party licensee subject to certain payback to TRDC.

     4. Summary of Significant Accounting Policies

     Net Loss Per Share

     Net loss per share for the three and nine month periods ended September 30, 1998 and 1997 are based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

     Shares used in the computation of net loss per share for the three and nine month periods ended September 30, 1998 were 5,120,613 and 4,605,854, respectively. Shares used in the computation of net loss per share for both the three and nine month periods ended September 30, 1997 were 2,839,286. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same. The 587,500 shares of Convertible Preferred Stock represent potential common stock that was not included in the computation of diluted net loss per share for the three and nine month period ended September 30, 1998 due to their anti-dilutive nature.

     Stock options granted to the employees and directors under the Company's Stock Option Plan adopted in March 1998 and other options granted to Underwriter and consultants, would have had an effect on the number of Common Shares outstanding in 1998. The total number of options outstanding as of September 30, 1998 was 545,000.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Results of Operations for the three and nine month periods ended September 30, 1998 compared with the three and nine month periods ended September 30, 1997

     Revenues. The Company generates revenue from three primary sources: (i) sales of its Thermasorb(R) additives and ComforTemp(R) foam products for use in its strategic partners' products; (ii) revenue from research and development contracts related to the United States government and from private companies;
and (iii) license fees and royalties from the use of the Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-use products, as well as other fees earned in connection with its agreements with strategic partners. Total revenues for the three month period ended September 30, 1998 increased by approximately $390,000 to $705,000 from $316,000 for the three month period ended September 30, 1997. Total revenues for the nine month period ended September 30, 1998 increased by approximately $913,000 to $1,727,000 from $814,000 for the nine month period ended September 30, 1997.


     Product sales. Product sales for the three month period ended September 30, 1998 increased by approximately $444,000 to $600,000 from $156,000 for the three month period ended September 30, 1997. Product sales for the nine month period ended September 30, 1998 increased by approximately $1,041,000 to $1,418,000 from $377,000 for the three month period ended September 30, 1997. These increases were primarily the result of the Company bringing its ComforTemp(R) foams and Thermasorb(R) additives to market commencing in the second quarter of 1997. Sales to partners that were present in 1997 more than doubled in 1998 as compared to 1997. An additional increase results from relationships with strategic partners that began this year such as Titleist and Footjoy Worldwide and Foamex International.

     Research and development projects. Revenues from research and development projects for the three month period ended September 30, 1998 decreased by approximately $74,000 to $44,000 from $118,000 for the three month period ended September 30, 1997. Revenues from research and development projects for the nine month period ended September 30, 1998 decreased by approximately $177,000 to $172,000 from $349,000 for the three month period ended September 30, 1997. These decreases resulted primarily from the shift in the Company's focus away from obtaining and performing funded research and development contracts to the commercialization of its thermal management products.

     Licenses and royalties. Revenues from license fees and royalties for the three month period ended September 30, 1998 increased by approximately $20,000 to $62,000 from $42,000 for the three month period ended September 30, 1997. Revenues from license fees and royalties for the nine month period ended September 30, 1998 increased by approximately $48,000 to $136,000 from $88,000 for the nine month period ended September 30, 1997. These increases reflect the recognition of fees received from strategic partners for license agreements entered into beginning in the second quarter 1997. License fees are recognized as revenue ratably over the life of the license agreement. Additionally, royalty fees increased to $66,000 for the nine months ended September 30, 1998 from 20,000 during the comparable period in 1997.

     Cost of Sales. The Company's cost of sales consists of: (i) direct and indirect costs incurred in connection with product sales; (ii) direct and indirect costs incurred in connection with revenue from research and development contracts relating to the United States government programs; and (iii) royalty payments required to be made to the inventor of the thermal management technology or other licensors. Total cost of sales for the three month period ended September 30, 1998 increased by approximately $563,000 to $777,000 from $215,000 for the three month period ended September 30, 1997. Total cost of sales for the nine month period ended September 30, 1998 increased by approximately $1,016,000 to $1,636,000 from $620,000 for the nine month period ended September 30, 1997.

     Cost of sales -- Products. The cost of sales related to products for the three month period ended September 30, 1998 increased by approximately $579,000 to $715,000 from $137,000 for the three month period ended September 30, 1997. The cost of sales related to products for the nine month period ended September 30, 1998 increased by approximately $1,090,000 to $1,468,000 from $378,000 for the nine month period ended September 30, 1997. These increases reflect the higher volume of product sales and the corresponding costs related to such product sales in the three and nine month period ended September 30, 1998 as compared to the corresponding period in the prior year. Unit costs increased in the quarter ended September 30, 1998 as compared to the corresponding period of 1997 resulting from production inefficiencies at a supplier. Management is currently addressing this issue and implementing changes that will improve unit costs in the future.

     Cost of sales -- Research and development projects. The cost of sales related to research and development projects for the three month period ended September 30, 1998 decreased by approximately $12,000 to $39,000 from $51,000 for the three month period ended September 30, 1997. The cost of sales related to research and development projects for the nine month period ended September 30, 1998 decreased by approximately $49,000 to $138,000 from $187,000 for the nine month period ended September 30, 1997. These decreases are consistent with the shift in the Company's focus away from obtaining and performing funded research and development contracts and to the commercialization of its thermal management products.

     Cost of Sales -- Licenses and royalties. The cost of sales related to licenses and royalties for the three month period ended September 30, 1998 decreased by approximately $3,000 to $23,000 from $26,000 for the three month period ended September 30, 1997. The cost of sales related to licenses and royalties for the nine month period ended September 30, 1998 decreased by approximately $24,000 to $30,000 from $54,000 for the nine month period ended September 30, 1997. These decreases primarily reflect the expensing in a prior period of a royalty fee paid to the inventor of the Company's licensed technology.

     Selling and marketing expense. Selling and marketing expense for the three month period ended September 30, 1998 increased by approximately $623,000 to $719,000 from $96,000 for the three month period ended September 30, 1997. Selling and marketing expense for the nine month period ended September 30, 1998 increased by approximately $1,190,000 to $1,437,000 from $248,000 for the nine month period ended September 30, 1997. These increases were primarily the result of the Company increasing its marketing and advertising activity in order to build brand name recognition of its Thermasorb(R) and ComforTemp(R) products and trademarks. These activities included advertising placements in many national trade and consumer publications. Additionally, the amortization of deferred compensation expense of $120,000 for options granted to consultants in the current year also contributed to this increase.

     General and administrative expense. General and administrative expense for the three month period ended September 30, 1998 increased by approximately $779,000 to $993,000 from $214,000 for the three month period ended September 30, 1997. General and administrative expense for the nine month period ended September 30, 1998 increased by approximately $1,116,000 to $1,761,000 from $645,000 for the nine month period ended September 30, 1997. These increases reflect the increase in personnel and personnel-related expenses, including travel, and recruiting costs of new employees. As of September 30, 1998, the Company's total headcount equaled 20 employees. This represents an increase of 8 employees from January 1, 1998.

     Additionally, fees and expenses paid to consultants have also increased over the comparable period for the prior year. These increases are in connection with the expansion of the Company's operations and commercialization of its thermal management products.

     Net interest income/expense. The Company earned net interest income of $129,000 for the three month period ended September 30, 1998 as compared to net interest expense of $12,000 for the three month period ended September 30, 1997. The Company earned net interest income of $243,000 for the nine month period ended September 30, 1998 as compared to net interest expense of $26,000 for the nine month period ended September 30, 1997. These changes are due to the receipt of net proceeds from the Private Placement in December 1997, the exercise of the Convertible Preferred Stock Option in February 1998 and the Initial Public Offering in April 1998 and the interest earned on the proceeds thereof.

     Income tax provision. The Company recorded no income tax provision for the three month period ended September 30, 1998 and 1997. For the three and nine month period ended September 30, 1998 and the three month period ended September 30, 1997, the Company recorded a valuation allowance equal to the net deferred tax asset recorded in the period. For the nine month period ended September 30, 1997, the Company recorded a provision of $45,000 which arose from providing a valuation allowance against all deferred tax assets recorded as of March 31, 1997. The net deferred tax assets as of both September 30, 1998 and 1997 arise principally from a net operating loss carryforward. The valuation allowances recorded are due to uncertainties relating to expected future taxable income that would have to be generated to realize such assets.

     Net loss. As a result of the foregoing, the net loss for the three month period ended September 30, 1998 increased to $1,654,000 from $219,000 for the three month period ended September 30, 1997. Additionally, the net loss for the nine month period ended September 30, 1998 increased to $2,866,000 from $724,000 for the nine month period ended September 30, 1997.


     Liquidity and capital resources. At September 30, 1998, the Company had working capital of $9,825,000, including short-term investments of $7,422,000, accounts receivable-billed of $501,000 and inventory of $720,000, offset by accounts payable of $1,044,000 and accrued expenses of $477,000.

     Cash used by operating activities was $3,744,000 and $554,000, respectively, for the nine month period ended September 30, 1998 and 1997. The principal factor contributing to the cash used in operating activities for the nine month period ended September 30, 1998 and 1997 was the net loss for each of the respective periods. Cash used by investing activities was $7,478,000 for the nine month period ended September 30, 1998. The principal factor contributing to the cash used in financing activities for the nine month period was the net purchase of short-term investments. Cash provided by financing activities was $12,876,000 and $526,000, receptively, for the nine month period ended September 30, 1998 and 1997. The principal financing activity for the nine month period ended September 30, 1998 was the receipt of the net proceeds of $2,479,000 from the exercise of the Convertible Preferred Stock Option and $10,397,000 from the initial public offering.

     The facility that the Company was relocating its North Carolina operations to was destroyed by fire. As such, the expected cash expenditures related to that relocation and the related purchase of thermal testing equipment has been delayed to future quarters.

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

     The Company has a $1,000,000 line of credit with a bank. The line of credit bears interest at the lower of the bank's prime rate or a two percentage point spread versus the London Interbank Overnight Rate ("LIBOR") and expires on June 30, 1999. The full amount of the line is currently available.

     Year 2000  Compliance

     The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 ("Y2000") compliance. The Company has contacted the vendors of its information systems and has been informed that these systems are Y2000 compliant and those workstations that are not Y2000 compliant will be replaced. The Company does not believe that the cost to modify its information technology infrastructure to be material to its financial condition or results of operations nor does the Company anticipate any material disruption of its operations as a result of a failure by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the need to address Y2000 issues. The Company also relies, directly and indirectly, on other businesses such as third party service providers, creditors, financial institutions and governmental entitles. Even if the Company's computer systems are not materially adversely affected by the Y2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of other entities with which the Company interacts. The Company has contingency plans for certain critical applications and is working on plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

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


     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

     On August 27, 1998 a new research and development center where the Company had planned to relocate to in mid-September was destroyed in a fire. The Company will remain at its current facilities nearby until a new location can be found.

     In September 1998 the Company entered into a transaction with the inventor of the Company's patented and proprietary thermal management technology, Triangle Research and Development Corporation ("TRDC"), that will reduce the Company's future royalty payments to TRDC. Additionally, the Company has been assigned TRDC's rights to an agreement with another licensee of the technology. This assignment will result in the Company receiving royalty income from this third party licensee subject to certain payback to TRDC.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits


     27.1 Financial Data Schedule

     (b) Reports on Form 8-K

     99.1 Form 8-K dated September 8, 1998.*

     * incorporated by reference

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: November 16, 1998

                                     FRISBY TECHNOLOGIES, INC.



                                  By:/s/Gregory S. Frisby
                                     ------------------------------
                                     Gregory S. Frisby
                                     President and Chief Executive Officer



                                  By:/s/Stephen P. Villa
                                     ------------------------------
                                     Stephen P. Villa
                                     Chief Financial Officer