Form 10KSB
period 1998-12-31
FRISBY TECHNOLOGIES INC
filed 1999-04-01
CIK 1051904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

     Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1998

     [ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _____________ to _______________

                           Commission File No. 1-14005

                            FRISBY TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

        Delaware                                         62-1411534
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                 77 East Main Street, Bay Shore, New York 11706
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (516) 969-8570

     Securities registered under Section 12(b) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

     Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

     State issuer's revenues for its most recent fiscal year. $2,869,139

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 8, 1999. 5,120,613

     As of the close of business on March 8, 1999, the aggregate market value of the registrant's common stock held by non-affiliates computed by reference to the price at which the stock was sold was approximately $7,400,000. The shares are currently traded on the NASDAQ SmallCap Market under the symbols "FRIZ" for the Common Stock. The information required by Part III of this Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days.

Part I

Item 1. Description of Business.

General

     Frisby Technologies, Inc. (the "Company") is engaged in the development and commercialization of innovative branded thermal management products for use in a broad range of consumer and industrial products such as gloves, boots, athletic footwear, apparel, protective and temperature retardant equipment, medical equipment, electronics cooling systems, packaging materials, and coating substances. The Company's Thermasorb(R) and ComforTemp(R) products utilize licensed patents and the Company's proprietary microencapsulated phase change material ("MicroPCM") technology to enhance thermal characteristics (i.e., insulation, cooling or temperature control properties). For example, when Thermasorb(R) additives and ComforTemp(R) foams are incorporated into ski gloves, the skier's hands would remain within a constant, pre-set temperature range without the typical accumulation of moisture. Also, if a firefighter were to wear flame retardant clothing incorporating ComforTemp(R) foam, the firefighter would remain cooler and be able to fight fires longer and more safely than a firefighter wearing flame retardant clothing without ComforTemp(R) foam.

     Thermal management is the process by which the temperature of various materials can be controlled or manipulated. The thermal management materials industry consists primarily of a wide variety of non-phase change materials such as Thinsulate(R) brand insulation for use in apparel, flexible and rigid polyurethane foams for use in footwear, sporting goods, automotive and transportation industries, specialized chemical additives for use in temperature resistant paints and coatings, and liquid coolants for use in aerospace, automotive and computer/electronics cooling systems. Phase change thermal management materials are comprised of materials that have the ability to absorb and reject large amounts of heat by changing from solid to liquid and back, thereby greatly enhancing the ability to heat or cool a particular object.

     The Company's products offer impressive and cost-effective thermal management solutions for a broad range of industries. The Company's current MicroPCM based products consist of a series of thermal additives, a series of foams in which the thermal additives are embedded, and fabric packages containing these foams. The Company currently markets its thermal additives, foams and fabric packages under the trademarks Thermasorb(R) and ComforTemp(R), respectively.

     The Company's marketing strategy is based on penetrating large select markets for its thermal management technology through relationships with strategic partners. The Company works closely with its strategic partners within each market to develop commercially viable product applications. To date, the Company has entered into such strategic partnerships with, among others, Titleist and Foot-joy Worldwide, Schoeller Textil AG, Wells Lamont Division of Marmon Holdings, Inc., LaCrosse Footwear, Inc., and Bell Sports Corp.

     Sale of Common Stock in Public Offering

     On April 1, 1998, the Company consummated an Initial Public Offering (the "IPO") of 1,600,000 shares of Common Stock at a price of $7.00 per share. On May 15, 1998, Barington Capital Group, L.P., the underwriter in connection with the IPO (the "Underwriter"), exercised its over-allotment option to purchase an additional 240,000 shares of the Common Stock at a price of $7.00 per share. The total net proceeds to the Company amounted to approximately $10,384,000 after the underwriters' discount and related expenses. The net proceeds of these transactions were used for the operation of the Company and the balance have been invested in cash deposit accounts and cash equivalents, institutional U.S. Government Money Market Funds and commercial paper of selected U.S. companies.

     Products

     The Company's product portfolio currently consists of its Thermasorb(R) additives and ComforTemp(R) foams. These products offer advanced thermal management solutions for a broad range of industries. In addition, these products address the expanding need for improved thermal management capabilities in a wide variety of commercial products. In response to the requirements of its strategic partners, the Company will work to develop applications of its products in other base materials such as epoxy resins, gels, paints and composite materials.

     Thermasorb(R) additives are a series of thermal management additives developed using the latest advances in microencapsulation technology. Thermasorb(R) MicroPCMs are micron-sized particles in the form of a dry free-flowing powder, consisting of a heat absorbing core material encapsulated within a proprietary, durable shell wall. Thermasorb(R) additives can improve the thermal storage capacity of a variety of host materials, including liquid, foam, epoxy and composite materials. Thermasorb(R) additives are currently commercially available in a variety of transition temperature settings ranging from 43(degree)F to 190(degree)F. The variety of the Company's Thermsorb(R) additives allows for an engineered solution for a multitude of thermal requirements.

     ComforTemp(R) foams are a series of foam products containing embedded Thermasorb(R) additives. ComforTemp(R) foams can be fabricated in different ways to have the ability to retain or exclude heat, thereby maintaining a more constant temperature. Thermsorb(R) and ComforTemp(R) products have impressive and cost-effective thermal management properties. For example, Thermasorb(R) additives incorporated into solid materials enable those materials to absorb up to ten times more heat than traditional insulating materials. Moreover, in tests performed for the United States Air Force by Triangle Research and Development Corporation ("TRDC"), liquid coolants containing Thermasorb(R) additives have been shown to dissipate up to 40 times more heat than traditional coolants. ComfoTemp(R) foams are currently available in a light, breathable polyurethane which has the added capability of wicking away moisture while maintaining comfort in extreme hot or cold climates. For cold weather apparel products, the greatest asset of ComforTemp(R) foam is its ability to retain body heat during periods of activity and to release the heat back to the individual during periods of inactivity, when the body is most in need of warmth. ComforTemp(R) foams can be "recharged" repeatedly, as they recharge depending on the individual level of physical activity or other external conditions. For hot weather products, ComforTemp(R) foams can be used as a thin thermal barrier or heat shield to provide protection against extreme heat as well as to facilitate the regulation of body heat generated during activity, thereby providing a cooling effect. ComforTemp(R) foams can also be used as a therapeutic or "climate controlled" wrap for comfort or medical purposes. The lamination or attachment by other means of ComforTemp(R) foams to a wide variety of fabrics yield ComforTemp(R) fabric packages.

     Purchasing

     The Company currently outsources all of its production needs for the raw phase change materials, Thermasorb(R) and ComforTemp(R), and anticipates that it will continue to do so for the foreseeable future. The Company currently has both formal and informal agreements and is negotiating definitive supply agreements with all companies involved in each stage of the manufacturing process. In the event that any of those companies were unable to continue to supply the Company with materials or services, the Company believes that it would be able to arrange for other sources available on similar terms and at competitive prices.

     Currently, all of the Company's requirements for Thermasorb(R) additives are manufactured by the Minnesota Mining and Manufacturing Company ("3M"). The Company and 3M are parties to a Reciprocal Secrecy Agreement pursuant to which each agrees to maintain the confidence of the others' proprietary information and to not use or divulge that information except with the written consent of the other. In September 1998, the Company and 3M entered into a memorandum of understanding that provides firm fixed pricing for the Company's anticipated requirements for Thermasorb(R) additives for the five year period through and including the year 2003. The parties are currently negotiating the final supply contract. Prior to October 23, 1997, the Company obtained all of its requirements for ComforTemp(R) foams under purchase orders with Lendell Manufacturing, Inc. ("LMI"). On October 23, 1997, the Company entered into a memorandum of understanding with LMI granting LMI the exclusive license to manufacture a specific hydrophilic polyurethane version of the Company's ComforTemp(R) foams. Since October 23, 1997, the Company has purchased foams from LMI under the Memorandum of Understanding. Foamex International, Inc. ("Foamex") is an additional supplier for the production of ComforTemp(R) polyurethane foams. The Company has agreed to permit Foamex to sell ComforTemp(R) polyurethane foams for applications specifically consented to by the Company. Foamex is a major manufacturer of foam products, having significant manufacturing capacity both within and outside of the United States. The Company has relationships with other suppliers for each of the other steps of the production process for Thermasorb(R) and ComforTemp(R).

     The Company monitors and tests its products during each step of the manufacturing process for quality assurance purposes. Raw phase change material ("PCM"), identified by lot number, is delivered to the Company to ensure that the quantity of heat the PCM can hold at different temperature levels adheres to the Company's product specifications. After encapsulation of raw PCM, the Company tests and verifies the quality of the shell wall and validates that the product satisfies its thermal requirements. The Company verifies and tests the foam products prior to shipment to its strategic partners. All testing is performed by the Company's quality assurance employees at the Company's North Carolina facility or by third-party quality representatives at the manufacturing site.

     The Company historically has not had material losses of inventory and does not experience material losses due to cost and market fluctuations, overstocking or technology. The Company's inventory turnover for the year ended December 31, 1998, was approximately three (3) times.

     Sales and Marketing

     Currently, the Company's sales strategy consists of (i) establishing relationships with companies with recognized "brand-name" products and (ii) working with its strategic partners to increase the number of end-use products incorporating Thermasorb(R) and ComforTemp(R) offered for sale. The Company seeks to leverage off the resources of its strategic partners and their existing sales, marketing and distribution systems to maximize exposure of its products to retailers around the world. This strategy permits the Company to support a large volume of end-use sales through a small in-house sales staff servicing a small number of strategic partners. The combined sales forces of the Company's strategic partners comprise an extensive network of salespersons and sales representatives.

     A significant portion of the Company's marketing and brand promotion efforts are coordinated through its strategic partners. The Company's agreements with its strategic partners typically obligate the strategic partner to display and promote the Company's trademarks, including, Thermasorb(R) and ComforTemp(R), in all promotional materials, point of sale displays, and direct product advertising for end-use products incorporating the Company's products. The Company coordinates the promotion of its Thermasorb(R) additives and ComforTemp(R) products with the promotional efforts of its strategic partners and implements public relations campaigns in order to accelerate the inclusion of feature stories and references to ComforTemp(R) products and its strategic partners in targeted industry and consumer periodicals. The Company believes that this co-branding strategy will help to enhance its advertising and marketing efforts, thereby allowing the Company to allocate a greater portion of its financial resources to the identification of new strategic partners and the development of new product applications in conjunction with its new and existing strategic partners, and the identification of appropriate acquisitions.

     The Company earns revenues from the sale of its Thermasorb(R) additives and ComforTemp(R) foams to its strategic partners for inclusion in their products, earns royalties and license fees for exclusive agreements and development fees for development services. In order to maintain exclusive rights within their respective fields of use, several of the Company's strategic partners are required to make minimum purchases of the Company's products.

     The Company does a significant amount of business with a limited number of strategic partners. Total revenues from two strategic partners comprised approximately 53% (35% and 18%) of the Company's total revenues for the year ended December 31, 1998. The United States government and two strategic partners comprised approximately 84% (39%, 34% and 11%) of the Company's total revenues for the year ended December 31, 1997.

     Advertising

     In addition to the coordinated efforts with strategic partners, the Company uses advertising placements in various national trade and consumer publications in order to build brand name recognition of its Thermasorb(R) and ComforTemp(R) products and trademarks. Total expenses related to advertising creation and placements in 1998 were $992,000. The Company also maintains Internet sites on the World Wide Web at www.frisby.com and www.comfortemp.com. The sites promote the Company's products and brands as well as its licensees' products. The Company also attends and exhibits its products at numerous tradeshows during the year.

     Research and Development

     From its inception in 1989 until mid-1997, the Company's revenues were largely derived from a variety of government related research and development contracts which funded the Company's research and development efforts during that period. Terms and conditions under these government contracts varied from a cost plus basis to a fixed price basis. Upon completion of research and development under these contracts, the government may retain some rights to a royalty-free license to use the newly development technology for certain of its own uses, and the Company retains all other rights to use and further commercialize the newly developed technology.

     Beginning in 1997, the product development focus has shifted more toward commercialization of its product and related applications and away from government funded projects.

     For the years ended December 31, 1998 and 1997, the Company was involved in government research and development projects related to technology that is used to improve the thermal management properties of military aircraft and protective outerwear.

     From time to time, the Company becomes aware of and considers conducting funded research projects that do not relate to thermal management. The Company expects to evaluate future funded research and development projects on a case by case basis and will engage in those projects management considers to offer complementary opportunities for the Company. To date, the Company has not developed any non-thermal technologies or products that it considers ready to commercialize.

     At December 31, 1998, the Company had ongoing research projects providing engineering services directly or indirectly for the United States government in the amount of less than $50,000 and proposals outstanding for research projects having an aggregate potential value of less than $250,000. The Company anticipates that it will continue to conduct funded research projects in the future.

     Patents/Intellectual Property

     In 1991, the Company secured exclusive rights under a Joint Development Agreement and subsequently entered into the TRDC License with TRDC whereby the Company was granted a perpetual exclusive worldwide rights with respect to all applications of bulk PCMs and MicroPCMs covered by TRDC's patents and proprietary intellectual property other than MicroPCMs relating to fibers and fabrics with reversible enhanced thermal storage properties ("MicroPCM Fibers and Fabrics") which previously had been licensed to Outlast Technologies, Inc. ("Outlast") in a separate agreement (the "TRDC/Outlast Agreement"). Pursuant to the terms of the TRDC License, the Company has the exclusive right to manufacture bulk PCMs and MicroPCMs (except MicroPCM Fibers and Fabrics), end-use products and improvements and the right to market, sell, use, lease and distribute all applications, and to sublicense such rights. The Company is required to pay TRDC a royalty based on gross product sales revenues and a percentage of any royalties the Company receives from its strategic partners and sublicensees. The TRDC License establishes minimum annual royalties payable over the term of the TRDC License which are offset to the extent of any actual earned royalties paid to TRDC and a percentage of any research and development contracts accepted by TRDC from the Company. Pursuant to the terms of the TRDC License, the Company is required to pay all of the patent expenses with respect to inventions that exclusively benefit the Company and a portion of the patent expenses with respect to inventions in which the Company shares the benefits with others. Effective January 3, 1997, TRDC assigned its rights under the TRDC License to an affiliated entity. TRDC is obligated under the TRDC License to notify the Company and to give the Company the benefit of any future developments for bulk PCM and MicroPCM technologies other than MicroPCM Fibers and Fabrics.

     The TRDC License granted to the Company broad exclusive rights in the MicroPCM Technology. Even so, the Company wanted to secure exclusive rights to a significant portion of the fabric related rights granted earlier by TRDC to Outlast, especially in light of the Company's initial successes with strategic partners in the fields of apparel and footwear where there exists a high likelihood of some combination of the Company's Thermasorb(R) and ComforTemp(R) products with some type of fiber or fabric. In order to expand the scope of the Company's rights in the MicroPCM Technology, in January 1998, the Company entered into an agreement with Outlast (the "Outlast Agreement"). The Outlast Agreement, among other things, secures additional exclusive rights for the Company and limits Outlast's rights with respect to the combination of MicroPCM foams with fibers and fabrics. Under the Outlast Agreement, the Company has exclusive rights, for most applications, to manufacture, sub-license and sell ComforTemp(R) foams that are attached to fibers and fabrics or intended to be attached to fibers or fabrics so long as the foam is greater than 2mm in thickness. The Company also may sell Thermasorb(R) additives for use in foams attached to fibers and fabrics and agreed to pay Outlast a royalty if they are used in such combinations with fibers and fabrics, with minimum annual payment requirements in effect for as long as the Company desires the agreement to be exclusive (including exclusive of Outlast). Pursuant to the Outlast Agreement, Outlast will not sell ComforTemp(R)-type foams greater than 2mm in thickness attached to fibers and fabrics for ten years, unless the Company elects to permit its agreement to become non-exclusive.

     In September 1998, the Company entered into an agreement with TRDC whereby the Company (i) reduced the future royalty rates payable to TRDC based on the Company's product sales revenues and royalty income received from its strategic parties and (ii) was assigned TRDC's rights in the TRDC/Outlast Agreement including the rights to royalty payments from Outlast. These items have the net effect of reducing the Company's future royalty expense. As consideration, the Company has given TRDC a combination of cash, stock options, and a put agreement.

     Currently, TRDC's intellectual property relating to MicroPCMs includes ten issued United States patents, and two European patent which expire from 2006 to 2013. TRDC or its licensees are in the process of applying for international patent protection for the TRDC patented technology. The Company believes that its MicroPCM technology is adequately protected by its existing licenses of the TRDC patents and by its proprietary know-how, although the validity of the patents underlying the licenses and the limits of the licenses have never been contested in any legal proceeding.

     In September 1998, the Company obtained the exclusive license for a patent from the University of Miami for the application of encapsulated phase change materials within liquids. This patent has applications within the electronics and computer industries. The Company continues to look for opportunities to license additional complementary technologies.

     The following table sets forth information regarding the patents currently licensed to the Company.


                                                                                                 Patent Expiration
Date of Patent     Patent Number      Description                       Industry                      (Year)

2/28/89            4,807,696          Thermal Energy Storage            Automotive,                    2006
                                      Apparatus Using Encapsulated      Aerospace, Electronics
                                      PCMs.
3/27/90            4,911,232          Heat Transfer Using MicroPCM      Automotive,                    2007
                                      Slurries                          Computers, Electronics
4/16/91            5,007,478          MicroPCM Slurry Heat Sink         Computers, Electronics         2008
8/25/92            5,141,079          Cutting/ Cooling Fluid            All Industries                 2009
7/6/93             5,224,356          Thermal Energy Absorbing and      Electronics                    2010
                                      Conducting Potting Materials
3/1/94             5,290,904          Thermally Enhanced Heat Shields   Protective Apparel             2011
11/22/94           5,366,801          Coated Fabric With Reversible     Protective Apparel             2011
                                      Enhanced Properties
5/16/95            5,415,222          Microclimate Cooling Garments     Protective Apparel             2012
3/19/96            5,499,460          Moldable Foam Insole with         Footwear                       2013
                                      Reversible Enhanced Thermal
                                      Storage
6/10/97            5,637,389          Thermally Enhanced Foam           All Industries                 2012
                                      Insulation
9/8/98             5,804,297          Thermal Insulating Coating        All Industries                 2011
                                      using MicroPCMs
1/14/98            0611330*           Coated Fabric With Reversible     All Industries                 2013
                                      Enhanced Properties


     *European Patent granted with respect to the invention covered by United States Patent No. 5,366,801

     The Company has registered the trademarks Thermasorb(R) and ComforTemp(R) with the United States Patent and Trademark Office (the "PTO") and has applied for registration of the trademark Comfort in the Extreme(TM) which application has been allowed by the PTO. Effective March 9, 1998, the Company received a registered Canadian trademark for ComforTemp(R). A trademark application has also been submitted for ComforTemp(R) in the European Community, as well as in most industrialized nations of the world including among others, Japan, China, Russia and Korea.

     The Company and its' partners have several patents pending and also intends to file for additional patents related to its technologies and products.

     In addition to its licenses and trademarks, the Company is developing considerable proprietary technology and trade secrets with respect to the selection of the raw material(s) to be used for the capsules' core material, shell wall materials and the composition of the capsule which the Company believes accords it a considerable competitive advantage. The Company believes that significant barriers have been created for potential competitors by securing licenses under patents which grant and protect its rights to a wide variety of applications, spanning a broad spectrum of industries and end-use products. In order to further protect its proprietary trade secrets and know-how, the Company generally requires any person having access to such confidential information to execute an agreement whereby such person agrees to keep such information confidential.

     Competition

     The Company's Thermasorb(R) additives and ComforTemp(R) foams compete with a wide variety of natural and synthetic insulating products, including other applications of MicroPCMs and bulk PCMs, open and closed cell foams, synthetic insulators (e.g., Thinsulate(R)), fleece, wool and down. The Company believes that its ComforTemp(R) foams offer significant benefits over natural and synthetic insulation materials and foams not containing MicroPCMs because of (i) the ability of the ComforTemp(R) foam to absorb heat and release it when cooling occurs; (ii) its lightweight, low bulk characteristics; (iii) its durability;
(iv) its rechargeability; (v) its ability to be customized to a particular temperature within a wide range of temperatures in a wide variety of applications; (vi) its minimal maintenance requirements; and (vii) its ability to be combined with other available heat management materials. The Company's products also have the capacity to function reversibly. Depending on the placement of the ComforTemp(R) foam, it may be engineered to absorb, reject or regulate heat.

     The Company competes directly with Outlast in certain applications. The license granted to Outlast by TRDC permits it to market applications of fibers and fabrics with reversible enhanced thermal storage properties ("MicroPCM Fibers and Fabrics"). The Company believes that the principal area of competition with Outlast involves applications where MicroPCM Fibers or Fabrics less than 2mm thick may be used instead of combinations including the Company's ComforTemp(R) foam. The Company believes that products incorporating its
ComforTemp(R) foam will offer significant advantages over such fabric applications because fabrics will not have sufficient mass of MicroPCMs to provide a significant thermal management solution.

     The Company competes with other companies, including R.G. Barry Company and Phase Change Laboratories, Inc., that utilize bulk PCMs primarily for heat retention products. The Company believes Thermasorb(R) additives and ComforTemp(R) foams offer superior performance characteristics compared to its competitors' products because microencapsulation obviates the need for containment of the PCM in a sealed bag or other packaging which may tear or leak resulting in contamination of the end product.

     The Company's products also compete with active mechanical and solid cooling alternatives (e.g., fans, conductive heat sinks) currently utilized for selected electronics and computer cooling applications and certain medical products. For these applications, Thermasorb(R) will compete within a fragmented product market comprised of specialty firms, including Aavid Thermal Technologies, Inc. and various smaller companies, including Advanced Ceramics Corporation, Thermacore, Inc., Chipcoolers, Inc. and Marlow Industries, Inc. The Company believes that Thermasorb(R) would be an effective means to enhance the performance of thermal solutions being provided by these and other firms, resulting in a fertile area for strategic partnerships within this segment of the industry.

     The Company's products will also compete on a technical level with actively cooled liquid solutions (e.g., automobile radiator circulating water to cool an engine) which the Company believes is inferior in technical performance to Thermasorb(R)-based cooling solutions. The Company recognizes, however, that there is a significant price differential between existing water-based systems and cooling solutions incorporating the Company's Thermasorb(R) additives. The Company believes that based upon its current technology the additional cost involved in utilizing a Thermasorb(R) solution will not be justified in such a price sensitive market; therefore, the Company will not target this area in the near term.

     Employees

     As of December 31, 1998, the Company employed approximately 30 full-time employees of which 6 were management personnel, 10 were sales and product support personnel, 7 were product development personnel, 4 were administrative personnel, and 3 were inventory purchasing and quality assurance personnel.

     Item 2. Description of Properties

     The Company currently has three facilities. The Company occupies its current headquarters located in approximately 2,000 square feet of space located at 77 East Main Street, Bay Shore, New York. This space will be occupied by the Company pending completion of its permanent space also to be located in Bay Shore. The landlord for both the temporary and the permanent space in Bay Shore is the Town of Islip. The temporary space in Bay Shore is currently occupied on a rent free basis and the Company believes it will continue to be occupied on a rent free basis until the Company takes occupancy of the permanent space in Bay Shore.

     In 1998, the Company entered into a lease with an unrelated third party for the lease of a new facility in North Carolina. The Company planned to move its North Carolina and South Carolina facilities into the new North Carolina facility by June 1998. However, on August 27, 1998, the facility to which the Company was relocating its North Carolina operations was destroyed by fire. There was no significant impact on the operations of the Company as the fire occurred prior to moving into the building it intended to occupy.

     The Company now leases premises at 8 West Third Street, Winston-Salem, North Carolina, a 3,000 square foot facility, which the Company uses as sales and marketing offices. This lease is on a month-to-month basis and is rent-free.

     The Company leases premises at 3380 Old Lexington Road, Winston-Salem, North Carolina, a 10,000 square foot facility, which the Company uses as a technology development center and warehouse. This lease expires September 30, 1999, and has an annual rent of approximately $90,000.

     In September 1999, the North Carolina operations will be consolidated into the Frisby Technologies Center, a 20,000 square foot facility located on 8 acres in Winston-Salem, North Carolina. This facility will be used as executive, sales and marketing offices, a technology development center and a warehouse. The lease includes a 12-year lease term and includes annual rent payments ranging from $147,000 to $202,000. The Frisby Technologies Center can be expanded in the future if necessary.

     The Company does not consider any of the facilities it currently occupies suitable for its future needs and is negotiating a new lease for minimum space in New York and has executed a lease for a new facility in North Carolina as described above. The Company believes that the new space in North Carolina will be sufficient for the Company's product development and marketing efforts for the foreseeable future.

     Item 3. Legal Proceedings.

     The Company is not currently involved in any legal proceedings. In the ordinary course of its business, the Company, from time to time, may be subject to litigation.

     Item 4. Submission of Matters to a Vote of Security Holders.

     None.

     Part II

     Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's securities are traded on the NASDAQ SmallCap Market under the symbols "FRIZ" for the Common Stock.

     The outstanding shares of Common Stock are currently held by approximately 1,200 shareholders of record, and the Convertible Preferred Stock by one holder of record. The transfer agent and registrar for the Common Stock is American Stock Transfer & Trust Company.

     The following table indicates the quarterly high and low stock prices for fiscal 1998 since its IPO:

Quarter Ended                                    High              Low
-----------------------------              ----------------- ----------------

June 30, 1998                                  $9.75             $6.50
September 30, 1998                             $7.375            $2.50
December 31, 1998                              $5.937            $2.00

     The Company has paid no dividends on its common stock for the last two years and does not expect to pay dividends in the future.

     Item 6. Management's Discussion and Analysis or Plan of Operation.

     The following management's discussion and analysis and this Form 10-KSB contain forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements.

     General

     The following discussion should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1997 and 1998, appearing elsewhere in this Form 10-KSB. The financial information for the year ended December 31, 1996 is presented for comparison purposes only.

     The following table sets forth certain operating data in dollars and percentage of total revenues for the years indicated:

                                                              Year Ended December 31
                                                    1996               1997           1998

Revenues:
     Product sales .........................    $    14,000        $   474,000      $2,198,000
     Research and development projects......      1,120,000            487,000         196,000
     Licenses and royalties.................         75,000            301,000         475,000
                                                   --------          ---------        --------

Total revenues..............................      1,208,000          1,262,000       2,869,000
Cost of sales:
     Product sales..........................         12,000            452,000       2,126,000
     Research and development projects......      1,004,000            258,000         159,000
     Licenses and royalties.................         20,000            265,000         234,000
                                                  ---------          ---------        --------

Total costs of sales........................      1,036,000            976,000       2,518,000
                                                  ---------          ---------        --------

Gross profit................................        173,000            286,000         350,000
Selling and marketing expense...............         83,000            315,000       2,234,000
General and administrative expense..........        207,000            900,000       2,401,000
                                                  ---------          ---------        --------

Loss from operations........................       (118,000)          (929,000)     (4,285,000)
Interest expense (income)...................         19,000             37,000        (367,000)
                                                  ---------          ---------        --------

Loss before income taxes....................       (136,000)          (965,000)     (3,919,000)
Income tax (benefit) provision..............        (49,000)            45,000              --
                                                  ---------           ---------       --------
Net loss....................................     $  (88,000)      $ (1,010,000)   $(3,919,000)
                                                  ==========          =========     ==========
Net loss per common share - basic and diluted    $    (0.03)      $       (.36)   $      (.84)
                                                  ==========          =========     ==========


Balance Sheet Data:

                                                        December 31,        December 31,
                                                           1997                  1998
                                                      ------------------ ------------------

Working capital                                        $   416,000         $   8,515,000
Total assets                                             1,268,000            13,113,000
Long-term liabilities                                      141,000             1,467,000
Total liabilities                                          792,000             3,395,000
Total shareholders' equity                                 475,000             9,718,000



     Years ended December 31, 1998 and 1997

     Revenues. The Company generates revenue from three primary sources: (i) sales of its Thermasorb(R) additives and ComforTemp(R) foam products for use in its strategic partners' products; (ii) revenue from research and development contracts related to the United States government and from private companies; and (iii) license fees and royalties from the use of Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-user products, as well as other fees earned in connection with its agreements with strategic partners. Total revenues for the year ended December 31, 1998 increased by approximately $1,607,000 to $2,869,000 compared to $1,262,000 for the year ended December 31, 1997.

     Product Sales. Product sales for the year ended December 31, 1998 increased by approximately $1,724,000 to $2,198,000 compared to $474,000 for the year ended December 31, 1997. These increases were primarily the result of the Company bringing its ComforTemp(R) foams and Thermasorb(R) additives to market commencing in the second quarter of 1997. Sales to partners that were present in 1997 more than doubled in 1998 as compared to 1997 from $474,000 to approximately $1,000,000. The additional increase resulted from relationships with strategic partners that began in 1998 such as Titleist and Foot-joy Worldwide, Schoeller Textil AG, and Foamex International.

     Research and Development Projects. Revenues from research and development projects for the year ended December 31, 1998 decreased by approximately $291,000 to $196,000 from $487,000 for the year ended December 31, 1997. These decreases resulted primarily from the shift in the Company's focus away from obtaining and performing funded research and development contracts to the commercialization of its thermal management products.

     Licenses and Royalties. Revenues from license fees and royalties for the year ended December 31, 1998 increased by approximately $174,000 to $475,000 from $301,000 for the year ended December 31, 1997.License fees are recognized as revenue ratably over the life of the license agreement. Accordingly, the Company has recognized revenue in 1998 relating to license agreements entered into beginning in the second quarter 1997. Additionally, royalty fees increased to $380,000 for the year ended December 31, 1998 from $155,000 for the year ended 1997.

     Cost of Sales. The Company's cost of sales consists of: (i) direct and indirect costs incurred in connection with product sales; (ii) direct and indirect costs incurred in connection with revenue from research and development contracts relating to the United States government and private companies; and
(iii) royalty payments required to be made to the inventor of the thermal management technology or other licensors. Costs of sales for the year ended December 31, 1998 increased by approximately $1,543,000 to $2,519,000 compared to $976,000 for the year ended December 31, 1997.

     Cost of Sales --- Products. The cost of sales related to products for the year ended December 31, 1998 increased by approximately $1,674,000 to $2,126,000 compared to $452,000 for the year ended December 31, 1997. These increases reflect the higher volume of product sales in the year ended December 31, 1998 as compared to the year ended December 31, 1997.

     Cost of Sales --- Research and Development Projects. The cost of sales related to research and development projects for the year ended December 31, 1998 decreased by approximately $99,000 to $159,000 compared to $258,000 for the year ended December 31, 1997. These decreases are consistent with the shift in the Company's focus away from obtaining and performing funded research and development contracts and to the commercialization of its thermal management products.

     Cost of Sales --- Licenses and Royalties. The cost of sales related to licenses and royalties for the year ended December 31, 1998 decreased by approximately $31,000 to $234,000 from $265,000 for the year ended December 31, 1997. This decrease primarily reflect the expensing of the initial cost associated with the Outlast Agreement in 1997.

     Selling and Marketing Expenses. Selling and marketing expense for the year ended December 31, 1998 increased by approximately $1,919,000 to $2,234,000 compared to $315,000 for the year ended December 31, 1997. These increases were primarily the result of the Company increasing its marketing and advertising activity in order to build brand name recognition of its Thermasorb(R) and ComforTemp(R) products and trademarks. These activities included advertising placements in many national trade and consumer publications and tradeshow participation. Additionally, consulting expense of $180,000 was recorded related to warrants and options granted to consultants in 1998.

     General and Administrative Expense. General and administrative expense for the year ended December 31, 1998 increased by approximately $1,501,000 to $2,401,000 compared to $900,000 for the year ended December 31, 1997. These increases reflect the increase in personnel and personnel-related expenses, including travel, and recruiting costs of new employees.

     Additionally, fees and expenses paid to consultants have also increased over the comparable period for the prior year. These increases are in connection with the expansion of the Company's operations and commercialization of its thermal management products.

         Net Interest Income/Expense. The Company earned net interest income of $367,000 for the year ended December 31, 1998 as compared to net interest expense of $37,000 for the year ended December 31, 1997. These changes are due to the investing of the proceeds received from equity transaction during 1988.

     Income Tax Provision. The Company recorded no income tax benefit for the year ended December 31, 1998. For the year ended December 31, 1997, the Company recorded a provision of $45,000 which arose from providing a valuation allowance against all deferred tax assets. The net deferred tax assets at December 31, 1998 and 1997 arose principally from net operating loss carry forwards. The valuation allowances recorded are due to uncertainties relating to expected future taxable income that would have to be generated to realize such assets.

     Net Loss. As a result of the foregoing, the net loss for the year ended December 31, 1998 increased to $3,919,000 from $1,010,000 for the year ended December 31, 1997.

     Years ended December 31, 1997 and 1996

     Revenues. The Company generates revenue from three primary sources: (i) sales of its Thermasorb(R) and ComforTemp(R) products for use in its strategic partners' products; (ii) revenue from research and development contracts related to the United States Government; and (iii) license fees and royalties from the use of Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-user products, as well as other fees earned in connection with its agreements with strategic partners. Total revenues for the year ended December 31, 1997 increased by $54,000 to $1,262,000 from $1,208,000 for the year ended
December 31, 1996.

     Product sales. Product sales for the year ended December 31, 1997 increased by $460,000 to $474,000 from $14,000 for the year ended December 31, 1996. The increase was primarily the result of the Company bringing its ComforTemp(R) foams to market in 1997.

     Research and development projects. Revenues from research and development projects for the year ended December 31, 1997 decreased by $633,000 to $487,000 from $1,120,000 for the year ended December 31, 1996. This decrease resulted primarily from completion of several long-term contracts during the year ended December 31, 1996 and the shift in the Company's focus from obtaining and performing funded research and development contracts to commercialization of its products.

     Licenses and royalties. Revenues from license fees and royalties for the year ended December 31, 1997 increased by $226,000 to $301,000 from $75,000 for the year ended December 31, 1996. This increase resulted primarily from the Company's entry into three additional strategic partnership agreements during 1997. These arrangements provided for payments to the Company of certain license fees, at signing, in consideration for exclusive use of the Company's technology in particular product categories. In addition, the Company received $155,000 in royalties based upon sales of end-use products by its strategic partners.

     Cost of sales. Total cost of sales for the year ended December 31, 1997 decreased by $60,000 to $976,000 from $1,036,000 for the year ended December 31, 1996. The Company's cost of sales consists of: (i) direct and indirect costs incurred in connection with product sales; (ii) direct and indirect costs incurred in connection with revenue from research and development contracts relating to the United States government programs; and (iii) royalty payments required to be made to TRDC in accordance with the TRDC License.

     Cost of sales -- Products. Cost of sales related to products for the year ended December 31, 1997 increased by $440,000 to $452,000 from $12,000 for the year ended December 31, 1996. This increase reflected the commercialization of the Company's products during the last three months of 1996 and the year ended December 31, 1997.

     Cost of sales -- Research and development projects. Cost of sales related to research and development projects for the year ended December 31, 1997 decreased by $746,000 to $258,000 from $1,004,000 for the year ended December 31, 1996, primarily due to a decrease in projects during the year ended December 31, 1997. This decrease reflected a shift of personnel to work on the Company's product development effort, the cost of which is classified as general and administrative expenses. This shift reflected the Company's general strategy of shifting its focus to commercialization of its products and away from funded research and development. The related gross profit of such projects increased to 47.0% for the year ended December 31, 1997 from 10.4% for the year ended December 31, 1996. Approximately 65% of this increase was attributable to the Company's overall development contract mix consisting of more cost plus fixed-fee contracts during 1996 as opposed to more fixed priced contracts during 1997 which fixed price contracts proved to be more profitable. The balance of this increase was attributable to losses incurred during 1996 relating to cost sharing contracts which the Company performed during 1996.

     Cost of sales -- Licenses and royalties. Cost of sales related to license fees and royalties for the year ended December 31, 1997 increased by $245,000 to $265,000 from $20,000 for the year ended December 31, 1996. Approximately 59% of this increase was the result of the increase in license fees and royalties which required increased licensing payments to be made by the Company in accordance with the terms of the TRDC License. The balance of the increase was due to a $100,000 charge related to prior periods incurred upon the execution of the Outlast Agreement.

     Selling and marketing expense. Selling and marketing expenses for the year ended December 31, 1997 increased by $232,000 to $315,000 from $83,000 for the year ended December 31, 1996. This increase was primarily the result of the Company increasing its marketing activity with respect to its thermal management technology as its products were ready for market and the pursuit of additional exclusive and non-exclusive licenses with potential strategic partners.

     General and administrative expense. General and administrative expenses for the year ended December 31, 1997 increased by $693,000 to $900,000 from $207,000 for the year ended December 31, 1996. This increase was primarily due to the shift in personnel and related costs from funded research and development to product development, which are classified as general and administrative expenses. This shift reflected the Company's general strategy of shifting its focus to commercialization of its products and away from funded research and development. The product development expenses consisted primarily of personnel and related costs in connection with the adaptation of the Company's existing thermal management technologies for use by the Company's strategic partners which personnel and related costs are characterized as general and administrative expenses.

     Interest expense. Interest expense for the year ended December 31, 1997 increased by $18,000 to $37,000 from $19,000 for the year ended December 31, 1996. The increase was primarily the result of increased average borrowings outstanding under the Company's line of credit.

     Income tax provision (benefit). The Company recorded an income tax provision for the year ended December 31, 1997 of $45,000 compared to an income tax benefit of $49,000 for the year ended December 31, 1996. The loss before income taxes for the year ended December 31, 1997 was $965,000 compared to $136,000 for the year ended December 31, 1996. The income tax provision for the year ended December 31, 1997 arose from providing a valuation allowance against all deferred tax assets due to uncertainties relating to expected future taxable income that would have to be generated to realize such assets. The income tax benefit for the year ended December 31, 1996 resulted primarily from recognition of a net operating loss carryback and a deferred tax asset.

     Net loss.  As a result of the  foregoing,  the net loss for the year  ended
December 31, 1997 increased to $1,010,000 from $88,000 for the year ended December 31, 1996.

     Liquidity and Capital Resources

     From its inception through December 31, 1998, the Company has incurred cumulative losses of approximately $4,987,000. The Company has financed its operations to date through research and development contracts relating to United States government programs, bank borrowings and issuance of common stock and convertible preferred stock.

     At December 31, 1998, the Company had working capital of $8,515,000, including cash and marketable securities of $8,072,000, accounts receivable-billed of $1,046,000 and inventory of $672,000, offset by accounts payable of $869,000 and accrued expenses and other current liabilities of $386,000.

     The Company's liquidity during the year ended December 31, 1998 was significantly impacted by the proceeds from the IPO, offset in part by its increasing development of its thermal management products and increasing related sales and marketing efforts. In addition, the increases in inventory and accounts receivable arising from product sales have increased the Company's working capital needs. Net cash used in operating activities for the years ended December 31, 1998 and 1997 was $4,554,000 and $832,000, respectively. The principal factor contributing to the cash used in operating activities for each of the years ended December 31, 1998 and 1997 was the net loss for each of the respective periods. Cash used by investing activities was $2,308,000 for the year ended December 31, 1998. The principal factor contributing to the cash used in investing activities was the purchase of marketable securities. Cash provided by financing activities were $13,002,000 and $1,154,000, respectively for the years ended December 31, 1998 and 1997. The principal financing activity in 1998 was the receipt of the net proceeds of $2,479,000 from the exercise of the Convertible Preferred Option and approximately $10,523,000 from the IPO. The principal financing activity in 1997 was the net proceeds of approximately $1,550,000 from the Private Placement.

     The Company has a $1,000,000 line of credit with a bank. The line of credit bears interest at the lower of the bank's prime rate or a two point spread versus the London Interbank Overnight Rate ("LIBOR") and will expire on June 30, 1999. The full amount of the line is currently available.

     The Company has incurred cumulative losses since its inception and, therefore, has not been subject to significant federal income taxes. Through December 31, 1998, the Company has generated net operating loss carryforwards of approximately $4,692,000 which may be available to reduce future available taxable income and future tax liabilities. These carryforwards expire in years through 2018. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. Upon the completion of the IPO, the exercise of the Over-Allotment Option, or the subsequent exercise of options or warrants in connection with other future sales of equity, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

     The Company expects to use $1,000,000 in 1999 for the purchase of capital equipment and furniture for the new facility in North Carolina.

     Based on the Company's current operating plan, the Company believes that its available cash, cash flow from operations and available line of credit, will be sufficient to satisfy its operational and capital requirements through December 1999. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. In the event that the Company's plans change, or its available cash, cash flow from operations and available line of credit are insufficient to fund operations due to unanticipated delays, problems, expenses or otherwise, the Company would be required to seek additional financing sooner than anticipated. Further, depending on the Company's progress in marketing its product line, gaining acceptance of its thermal management technology and its other products and services among the business community or the identification of strategic acquisition or licensing opportunities, the Company may determine that it is advisable to raise additional capital sooner than was anticipated.

     Inflation

     The impact of general inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

     Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on recent assessments, the Company determined that it will not require significant modifications of its hardware or software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications of its existing software, the Year 2000 Issue can be mitigated.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. As of
February 28, 1999, the Company has fully completed its assessment of all internal systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems will not be significantly affected, particularly the general ledger, billing, and inventory systems. The Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has begun to gather information about the Year 2000 compliance status of its external agents and continues to monitor their compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. The Company has requested from its bank an assessment of the extent of the bank's Year 2000 compliance. In the event the bank is not Year 2000 compliant in a timely manner, the Company is prepared to change banks. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company will utilize its external software and service provider to reprogram, test and implement the software for the Year 2000 modification as needed, the cost of which is not expected to be significant. The Company will evaluate the status of completion of Year 2000 modifications in June 1999 and will undertake all remaining necessary steps to seek to ensure its systems are Year 2000 compliant. In the event the Company is unable to resolve its Year 2000 modifications in a timely fashion, the business of the Company may be materially and adversely impacted.

     In the event the Company's computer systems are materially adversely affected by the Year 2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of other entities with which the Company interacts. However, the Company believes that the most likely worst case scenario is that there will be some localized disruptions of systems that will affect individual processes, facilities or service technology providers for a short time rather than systematic or long-term problems affecting its business operations as a whole. In such event, the Company has contingency plans for certain critical applications and is working on plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

     Item 7. Financial Statements.

     The information required by this item is incorporated by reference to the Company's financial statements.

     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

     Part III

     The information required by Part III of this Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days.

                                     PART IV

     Item 13. Exhibits and Reports on Form 8-K.

(a) The following exhibits are hereby incorporated by reference from the corresponding exhibits filed under the Company's Form SB-2 under Registration No. 333-45121:

     3.2 By-Laws

     4.1 Form of Common Stock Certificate

     4.2 Form of Representative's Option

     10.2 Stock Option Plan

     10.3 Amended Employment Agreement dated as of December 8, 1997 between the Company and Gregory S. Frisby

     10.4 Employment Agreement dated December 6, 1997 between the Company and Douglas J. McCrosson

     10.5 Shareholder Agreement dated December 10, 1997 between the Company, Gregory S. Frisby and Jeffry D. Frisby

     10.6 Line of Credit Agreement with European American Bank

     10.7.1 License Agreement dated May 1, 1995 between the Company and Triangle Research and Development Corp. ("TRDC")

     10.7.2 Assignment of License Agreement effective January 3, 1997 from TRDC to Delta Thermal Systems, Inc.

     10.8 License Agreement effective January 1, 1998 between the Company and Outlast Technologies, Inc.

     10.9 License Agreement dated March 31, 1997 between the Company and Fly Technologies, Inc.

     10.10 License Agreement dated January 23, 1997 between the Company and Wells Lamont Division, Marmon Holdings, Inc.

     10.11 License Agreement dated February 1, 1997 between the Company and Cove Shoe Company, Inc.

     10.12.1 License Agreement dated May 22, 1996 between the Company and Thermo Solutions, Inc. (f/k/a Temptop Container Systems, Inc.) ("Thermo Solutions")

     10.12.3 Memorandum of Understanding dated January 22, 1998 between the Company and Thermo Solutions

     10.13 License Agreement dated February 10, 1997 between the Company and Genfoot, Inc. and Genfoot America, Inc.

     10.14 Contract No. 00178-96-C-3014 between the Company and the United States of America (Naval Surface Warfare Division)

     10.15 Contract No. F08637-97-C-6017 between the Company and the United States of America (325th Contracting Squadron/LGCX)

     10.16 Arrangement dated January 21, 1998 between the Company and Minnesota Mining & Manufacturing, Inc.

     10.17 Memorandum of Understanding dated October 23, 1997 between the Company and Lendell Manufacturing, Inc.

     10.18 Memorandum of Understanding dated April 14, 1997 between the Company and Bell Sports Corp.

     10.19 Memorandum of Understanding dated July 9, 1997 between the Company and CamelBak/FasTrak Systems, Inc.

     10.20 Memorandum of Understanding dated December 11, 1997 between the Company and Foamex International, Inc.

     10.21 Memorandum of Understanding dated January 15, 1998 between the Company and LaCrosse Footwear, Inc.

     10.22 Lease dated March 2, 1998 between Piedmont Institute for Research & Technology, II, LLC, as landlord, and the Company, as tenant

     10.23 Lease dated June 1, 1993 between Frisby Aerospace, Inc., as landlord, and the Company, as tenant

     10.24 Lease dated September 1, 1994 between Charles Winburn, as landlord, and the Company, as tenant

     (b) The following exhibits are hereby incorporated by reference from the corresponding exhibits filed with the Company's Form 10-QSB for the fiscal quarter ended March 31, 1998.

     3.1 Amended and Restated Certificate of Incorporation

     10.1 Amended MUSI Stockholder Agreement

     (c) The following exhibits are hereby incorporated by reference from the corresponding exhibits filed with the Company's Form 10-QSB for the fiscal quarter ended June 30, 1998:

     10.6.1 Revised Line of Credit Agreement with European American Bank

     10.25 Consulting Agreement dated April 13, 1998 between the Company and GGC, Inc.

     (d) Exhibits

     10.7.1.1 Amendment to License Agreement between the Company and TRDC

     27.1 Financial data schedule

     (e) Reports on Form 8-K

     The Company filed a Report on Form 8-K dated October 27, 1998, which reported events under Items 5 and 7.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Frisby Technologies, Inc.

                                        By: /s/Gregory S. Frisby
                                            --------------------------------
                                            Gregory S. Frisby
                                            Chief Executive Officer

Dated:  March 31, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


            Signature                                   Title                                Date

/s/Gregory s. Frisby            Chairman of the Board of Directors, Chief          March 31, 1999
---------------------------     Executive Officer; Treasurer
Gregory S. Frisby

/s/Stephen P. Villa             Chief Financial Officer                            March 31, 1999
---------------------------
Stephen P. Villa

/s/Jeffry D. Frisby             Director                                          March 31, 1999
---------------------------
Jeffry D. Frisby

/s/Pietro A. Motta              Director                                          March 31, 1999
---------------------------
Pietro A. Motta

/s/Domenico DeSole              Director                                          March 31, 1999
---------------------------
Domenico DeSole

/s/Robert C. Grayson            Director                                          March 31, 1999
---------------------------
Robert C. Grayson



Item 7. Financial Statements.

                            Frisby Technologies, Inc.

                          Index to Financial Statements



Report of Independent Auditors.....................................................................    F-2

Balance Sheet as of December 31, 1998..............................................................    F-3

Statements of Operations for the Years Ended December 31,
   1998 and 1997...................................................................................    F-4

Statements of Stockholders' Equity (Deficit) for the Years Ended December 31,
   1998 and 1997...................................................................................    F-5

Statements of Cash Flows for the Years Ended December 31,
   1998 and 1997 ..................................................................................    F-6

Notes to Financial Statements......................................................................    F-7


                         Report of Independent Auditors

The Stockholders
Frisby Technologies, Inc.

     We have audited the accompanying balance sheet of Frisby Technologies, Inc. as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frisby Technologies, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                  /s/Ernst & Young LLP

Melville, New York
February 3, 1999

                            Frisby Technologies, Inc.
                                  Balance Sheet


                                                                                                  December 31,
                                                                                                       1998
                                                                                                -------------------

Assets
Current assets:
   Cash and cash equivalents                                                                    $       6,516,138
   Marketable securities                                                                                1,555,683
   Accounts receivable - billed, less allowance for doubtful accounts of
     $30,000                                                                                            1,045,975
   Accounts receivable - unbilled                                                                          58,159
   Inventory                                                                                              671,569
   Prepaid expenses and other current assets, including related party
      receivable of $94,320                                                                               595,998
                                                                                                  ---------------
Total current assets                                                                                   10,443,522
Property and equipment, net                                                                               277,494
Intangible assets, less accumulated amortization of $51,300                                             2,000,700
Other assets                                                                                              391,516
                                                                                                  ---------------
Total assets                                                                                    $      13,113,232
                                                                                                 ================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                             $         868,649
   Accrued expenses and other current liabilities                                                         385,533
   Payable to Triangle Research and Development Corporation                                               400,000
   License fees payable                                                                                   189,726
   Deferred license revenues                                                                               85,000
                                                                                                  ---------------
Total current liabilities                                                                               1,928,908
Accrued license agreement costs                                                                           120,250
Deferred license revenues                                                                                  46,250
Other liability                                                                                         1,300,000
                                                                                                  ---------------
Total liabilities                                                                                       3,395,408

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, 1,000,000 shares authorized; 587,500 shares issued
      and outstanding                                                                                   2,479,000
   Common Stock, $.001 par value; 10,000,000 shares authorized; 5,120,613
      shares issued and outstanding                                                                         5,121
   Additional paid-in capital                                                                          12,199,828
   Accumulated other comprehensive income                                                                  21,000
   Accumulated deficit                                                                                 (4,987,125)
                                                                                                  ---------------
Total stockholders' equity                                                                              9,717,824
                                                                                                  ---------------
Total liabilities and stockholders' equity                                                    $        13,113,232
                                                                                              ===================

     See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Operations



                                                                                     Year ended
                                                                                    December 31,
                                                                    -----------------------------------------------
                                                                            1998                      1997
                                                                    ---------------------     ---------------------

Revenues:
   Product sales                                                    $          2,198,275      $            474,179
   Research and development projects                                             196,345                   486,700
   Licenses and royalties                                                        474,519                   300,960
                                                                    ---------------------     ---------------------
Total revenues                                                                 2,869,139                 1,261,839
                                                                    ---------------------     ---------------------

Cost of sales:
   Product sales                                                               2,125,730                   452,377
   Research and development projects                                             158,856                   257,843
   Licenses and  royalties                                                       234,403                   265,350
                                                                    ---------------------     ---------------------
Total cost of sales                                                            2,518,989                   975,570
                                                                    ---------------------     ---------------------
Gross profit                                                                     350,150                   286,269
Selling and marketing expense                                                  2,234,499                   315,169
General and administrative expense                                             2,400,930                   899,620
                                                                    ---------------------     ---------------------
Loss from operations                                                          (4,285,279)                 (928,520)
Interest income (expense), net                                                   366,635                  (36,666)
                                                                    ---------------------     ---------------------
Loss before income taxes                                                      (3,918,644)                 (965,186)
Income tax provision                                                               -                        44,792
                                                                    =====================     =====================
Net loss                                                            $         (3,918,644)        $      (1,009,978)
                                                                    =====================     =====================

Net loss per common share - basic and
    diluted                                                         $            (0.84)          $         (0.36)
                                                                    =====================     =====================

Shares used in the calculation of  basic
    and diluted net loss per common share                                      4,637,325                  2,842,913
                                                                    =====================     =====================




     See accompanying notes.

                            Frisby Technologies, Inc.
                  Statements of Stockholders' Equity (Deficit)

                                                                                           Accumulated
                                                                             Additional      Other
                              Preferred Stock           Common Stock         Paid-In      Comprehensive     Accumulated
                              Shares      Amount       Shares      Amount    Capital         Income         Deficit       Total
                              ------      ------       ------      ------   --------       ------------     ----------    -----


Balance at
  December 31, 1996             --       $  --        2,839,286    $ 500      $    --           $ --         $ (58,503)   $ (58,003)

Sale of common stock and
  options, net of $956,444 of
  related costs and expenses    --          --          441,327    2,781       1,540,575          --              --      1,543,356

Net loss                        --          --             --        --            --             --        (1,009,978)  (1,009,978)
                             --------     --------     --------   --------       --------      --------       ---------    ---------

Balance at
  December 31, 1997             --          --        3,280,613    3,281       1,540,575          --        (1,068,481)     475,375

Net loss                        --          --             --        --             --            --        (3,918,644)  (3,918,644)

Unrealized gains on
 marketable securities          --          --             --        --             --          21,000           --          21,000
                                                                                                                            --------
Comprehensive (loss)            --          --             --        --             --            --             --      (3,897,644)

Exercise of preferred stock
  option, net of $21,000 of
  related costs and expenses  587,500    2,479,000          --        --             --            --             --       2,479,000

Initial public offering, net
  of $2,495,907 of related
  costs and expenses            --          --        1,840,000    1,840      10,382,253          --             --      10,384,093

Issuance of options and
  warrants to consultants
  and pursuant to acquisition
  of intangible assets          --          --             --        --          277,000          --             --         277,000
                            --------     --------      --------   --------    -----------      --------       --------     --------
Balance at
  December 31, 1998          587,500   $2,479,000     5,120,613  $ 5,121   $  12,199,828     $  21,000    $ (4,987,125) $ 9,717,824
                            ========     ========      ========   ========    ==========       ========     ==========    =========


     See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Cash Flows


                                                                                           Year ended
                                                                                          December 31,
                                                                           -------------------------------------------
                                                                                      1998                   1997
                                                                                      ----                   ----

Operating activities
Net loss                                                                         $ (3,918,644)           $ (1,009,978)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                                                       37,003                  15,121
   Non cash consulting expense                                                        180,000                       -
   Amortization of intangibles                                                         51,300                       -
   Provision for doubtful accounts                                                     30,000                       -
   Deferred income tax provision                                                            -                  44,792
   Changes in operating assets and liabilities:
      Accounts receivable                                                            (723,532)               (226,656)
      Inventory                                                                      (423,883)               (199,712)
      Prepaid expenses and other current assets                                      (491,904)                 (2,269)
      Accounts payable                                                                318,410                 260,190
      Accrued expenses and other current liabilities                                  322,390                  29,965
      Licenses fees payable                                                             5,086                 177,194
      Accrued license agreement costs                                                  19,000                       -
      Deferred license revenues                                                        41,250                  90,000
      Due to related party                                                                  -                (10,550)
                                                                           -------------------    --------------------
Net cash used in operating activities                                              (4,553,524)              (831,903)
                                                                           -------------------    --------------------

Investing activities
Purchases of property and equipment                                                  (447,878)                     -
Purchases of  marketable securities                                                (1,534,683)                     -
Purchase of intangible assets                                                        (325,000)                     -
                                                                           -------------------    --------------------
Net cash used in investing activities                                              (2,307,561)                     -
                                                                           -------------------    --------------------

Financing activities
Net proceeds from private placement                                                 2,479,000              1,543,356
Net proceeds from initial public offering                                          10,523,001                      -
Net repayments of notes payable                                                             -               (250,000)
Borrowings from related party                                                               -                517,000
Repayment to related party                                                                  -               (517,000)
Payment of transaction costs                                                                -               (138,908)
                                                                           -------------------    --------------------
Net cash provided by financing activities                                          13,002,001              1,154,448
                                                                           -------------------    --------------------

Net increase in cash and cash equivalents                                           6,140,916                322,545
Cash and cash equivalents - beginning of year                                         375,222                 52,677
                                                                           -------------------    --------------------
Cash and cash equivalents- end of year                                     $        6,516,138        $       375,222
                                                                           ===================    ====================

Supplemental information
Interest paid                                                              $            1,189        $        36,666
                                                                           ===================    ====================





                                      F-6
     See accompanying notes

                            Frisby Technologies, Inc.
                          Notes to Financial Statements
                                December 31, 1998


1. Organization and Business

     Frisby Technologies, Inc. (the "Company") is engaged in one business segment, the development and commercialization of branded thermal management products for use in a broad range of consumer and industrial products. The Company's Thermasorb(R) and ComforTemp(R) products utilize licensed patents and the Company's proprietary MicroPCM technology to enhance thermal characteristics (i.e., insulation, cooling or temperature control properties) in a variety of consumer and industrial products.

2.  Summary of Significant Accounting Policies

Revenue Recognition

     Revenues from sales of products are recognized upon shipment. License revenues are recorded ratably over the license period, which generally ranges between two and three years. Royalty revenues are recorded when the Company's strategic partners report sales of products containing Thermasorb(R) and ComforTemp(R) to their customers.

     The Company accounts for significant long-term contracts using on the percentage-of-completion method based on the relationship of total costs incurred to date to estimated total costs at completion. Adjustments to cost estimates are made periodically and related changes reflected in operations cumulative to the date of change. Revenue on cost-plus-fixed-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenue recognized on uncompleted contracts in excess of amounts billed is presented as "Accounts receivable-unbilled" in the accompanying balance sheet. Billings are made in accordance with the respective terms of such contracts. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined.

Cash and Cash Equivalents

     The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

                           Frisby Technologies, Inc.
                    Notes to Financial Statements (Continued)

Marketable Securities

     Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Depreciation and Amortization

     The Company's fixed assets are stated at cost. Depreciation is provided over the estimated useful lives (three to ten years) of the assets under the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

     Intangible  assets,   consisting  of  the  assignment  of  rights  under  a
third-party license agreement and the reduction of future license and royalty fees, are being amortized on a straight-line basis over seven years.

Net Loss Per Share

     Basic and diluted net loss per share is calculated in accordance with FASB Statement No. 128 "Earnings Per Share."

     The denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 1998 and 1997 was 4,637,325 and 2,842,913, respectively; the weighted-average shares. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of stock options and warrants (Notes 7, 8 and 11) and the conversion of the Convertible Preferred Stock (Note 7) as the effect of such exercises would be antidilutive. There were no dilutive securities as of December 31, 1997.

Fair Value of Financial Instruments

     The reported amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values.

Inventories

     Inventories consist substantially of finished goods and are stated at the lower of cost or market. Cost is determined by the weighted-average method.

                            Frisby Technologies, Inc.
                    Notes to Financial Statements (continued)

Advertising Expense

     The cost of advertising,  including creation and placement,  is expensed as
incurred.   The  Company  incurred  approximately  $  992,000  and  $212,000  of advertising costs for the years ended December 31, 1998 and 1997, respectively.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Lived Assets

     The Company reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses if there are indicators of impairment.

Stock Based Compensation

     The Company grants options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations because the Company believes the alternate fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

3.  Significant Concentrations

     The Company currently outsources the manufacture of all of its products, including Thermasorb(R) and ComforTemp(R), to a limited number of manufacturers. In September 1998, the Company and a supplier entered into a Memorandum of Understanding (see Note 11 (d)), for its anticipated Thermasorb(R) requirements. Two licensed vendors currently manufacture the Company's ComforTemp(R) foam products.

                            Frisby Technologies, Inc.
                    Notes to Financial Statements (continued)

     The Company does a significant amount of business with a limited number of strategic partners. Total revenues from two strategic partners comprised approximately 53% (35% and 18%) of the Company's total revenues for the year ended December 31, 1998. The United States Government and two strategic partners comprised approximately 84% (39%, 34% and 11%) of the Company's total revenues for the year ended December 31, 1997.

     At December 31, 1998, the three strategic partners accounted for approximately 59% (27%, 17% and 15%) of the Company's accounts receivable. The Company performs credit evaluations of its strategic partners' financial condition and payment history prior to extending credit. Consistent with industry standards, receivables are payable in accordance with the terms of the underlying contracts and collateral is not required.

4.  Property and Equipment

     Property and equipment consist of the following:

                                                                   December 31,
                                                                       1998
                                                                  --------------
Leasehold  improvements.................................              $51,626
Furniture...............................................               16,247
Equipment...............................................              292,224
                                                                 ---------------
                                                                      360,097
Less accumulated depreciation and
amortization............................................               82,603
                                                                 ---------------
                                                                     $277,494
                                                                 ===============

5.       Marketable Securities

     Marketable securities consist of a publicly traded mutual fund. At December 31, 1998, the aggregate cost, fair market value and gross unrealized holding gains were $1,534,683, $1,555,683 and $21,000, respectively.

                       Frisby Technologies, Inc. Notes to
                        Financial Statements (continued)

6.       Line of Credit

     During 1998, the Company's available line of credit with a bank (the "Line"), was increased to $1,000,000. The Line is maintained for working capital purposes. The Line bears interest at the lower of the bank's prime rate or a two point spread versus the London Interbank Overnight Rate ("LIBOR") and expires on June 30, 1999. At December 31, 1998 no amounts were outstanding under the Line. Substantially all of the Company's assets are pledged as security for any outstanding borrowing under the Line.

     On December 30, 1997, the Company repaid all then amounts outstanding under the Line with a portion of the proceeds from a private placement (see Note. 7).

7.  Stockholders' Equity

     On December 29, 1997, the Company sold 441,327 shares of Common Stock and an option to purchase 587,500 shares of the Company's Convertible Preferred Stock at an exercise price of $4.26 per share expiring on February 27, 1998 in a private placement to a foreign investor for an aggregate purchase price of $2,500,000. The Company allocated $353,000 of the purchase price as the estimated value of the option. This transaction resulted in net proceeds of approximately $1,543,000, after the payment of related costs and expenses. On February 27, 1998, the foreign investor exercised the Convertible Preferred Stock option. This transaction resulted in net proceeds to the Company of $2,479,000, after the payment of related costs and expenses. Each share of Convertible Preferred Stock is convertible into one share of Common Stock at the election of the investor for a 60-day period commencing on April 6, 1999.

     On April 1, 1998, the Company consummated an Initial Public Offering (the "IPO") of 1,600,000 shares of Common Stock at a price of $7.00 per share. On May 15, 1998, the underwriter in connection with the IPO exercised its over-allotment option to purchase 240,000 additional shares of Common Stock at a price of $7.00 per share. The total net proceeds to the Company amounted to approximately $10,400,000 after the underwriters' discount and related expenses. The underwriter has an additional option to purchase 160,000 shares of common stock at an exercise price of 165% of the IPO price or $11.55 per share expiring in April 2003.

     In April 1998, the Company entered into a two-year consulting agreement with a company controlled by a member of the Company's Board of Directors. In addition to a monthly fee, the Company issued warrants to purchase 110,000 shares of the Company's Common Stock at an exercise price of $7.25 per share expiring in April 2003. Additionally, the Company issued options to consultants to purchase 4,000 shares of the Company's Common Stock at an exercise price of $7.00 per share expiring in April 2003. The exercise prices of the above mentioned warrants and options were equal to the market price of the Company's Common Stock at the date of grant. The aggregate fair market value of these warrants and options of $250,000 is being charged to expense over the respective service periods.


8. Stock Based Compensation Plan

     In March 1998, the stockholders adopted a Stock Option plan pursuant to which 250,000 shares of Common Stock are reserved for issuance to key employees, officers, directors and consultants of the Company.

                            Frisby Technologies, Inc.
                    Notes to Financial Statements (continued)

     The following table summarizes activity in stock options:



                                                                Shares                        Weighted-
                                                                 Under                         Average
                                                                Option                      Exercise Price
                                                          --------------------     ---------------------------------

      Balance at December 31, 1997                        $       --                      $     --
      Grants                                                  190,500                         $6.29
      Forfeitures                                             (14,000)                        $7.00
                                                          ===================
      Balance at December 31, 1998                            176,500                         $6.23
                                                          ===================

      Weighted-average fair value of
      option issued during the year                                                           $4.14


     The following table summarizes information about stock options outstanding as of December 31, 1998:


                                                                                            Weighted-Average
                                                                       Options                  Remaining
                  Exercise Price          Options Outstanding         Exercisable           Contractual Life
               ----------------------     ---------------------    -------------------     --------------------

                       $3.00                        5,000                  -                      4.90
                       $3.19                        2,500                  -                      4.75
                       $3.56                       16,500                  -                      4.90
                       $3.69                       10,000                  5,000                  4.60
                       $4.50                       10,000                  -                      4.60
                       $7.00                       97,500                 97,500                  4.25
                       $7.25                       35,000                 35,000                  4.25
                                          =====================    ===================
                                                  176,500                137,500
                                          =====================    ===================


     At December 31, 1998, the Company has reserved 1,207,500 shares of common stock for issuance of all options, warrants outstanding and the conversion of the Convertible Preferred Stock into Common Stock.

     Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value of that statement. The fair value for these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted-average assumptions for the year ended December 31, 1998: risk-free Frisby Technologies, Inc. Notes to Financial Statements (continued) interest rate of 5.0%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of 1.044 and a weighted-average expected life of the options of three years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

     Pro forma net loss                                    $    (4,538,195)
                                                         ==================
     Pro forma basic and diluted loss per share            $         (0.98)
                                                         ==================


9.  Income Taxes

     Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences expected to be recovered or settled. Significant components of the Company's deferred tax assets are as follows:

                                                              December 31,
                                                                  1998
                                                              ------------

     Accounts receivable reserve.........................      $  12,000
     License agreement costs.............................         47,000
     Deferred license revenues...........................         52,000
     Net operating loss carryforward.....................      1,847,000
                                                             -------------
       Total deferred tax assets.........................      1,958,000
     Valuation allowance for deferred tax assets.........     (1,958,000)
                                                             -------------
       Net deferred tax assets...........................     $   ----
                                                             =============

     The Company had a valuation allowance for deferred tax assets of $406,000 at December 31, 1997. As a result of losses from operations through December 31, 1998, the Company has available a net operating loss carryforward ("NOL") of approximately $4,714,000 for Federal income tax purposes that expires in years through 2018.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the NOL can be utilized and the temporary differences become deductible. Since the Company has incurred losses in previous years and it anticipates additional losses in 1999, the Company has established a valuation allowance for deferred tax assets at December 31, 1998.

                       Frisby Technologies, Inc. Notes to
                        Financial Statements (continued)


     Significant components of the income tax provision for the year ended December 31, 1997 is as follows:


         Deferred:
            Federal..........................$36,000
            State............................  8,792
                                             -------
         Total...............................$44,792
                                             =======

     The income tax benefit differs from the amounts computed by applying the statutory United States Federal income tax rate as a result of the following:



                                                                                      Year Ended
                                                                                     December 31,
                                                                             1998                 1997
                                                                          -----------         ----------


Benefit for Federal income taxes at the statutory rate............      $  (1,332,339)         $(328,163)
State income taxes, net of Federal income tax benefit.............           (134,229)           (33,061)
Permanent differences.............................................             (8,759)             ----
Other.............................................................            (19,326)               214
Losses not currently deductible...................................          1,494,653            405,802
                                                                         -------------          --------
                                                                        $       --             $  44,792
                                                                        ==============         =========



10.  Related Party Transactions

     (a) Frisby Aerospace, Inc. ("Frisby Aerospace"), certain former stockholders of which were also stockholders of the Company, charged the Company for space and related services. These charges, which were non-interest bearing, were based upon estimates of square footage used for facilities and actual expenses incurred by Frisby Aerospace on behalf of the Company. Management believes that such allocations were reasonable. These charges aggregated approximately $36,000 and $57,000 for the years ended December 31, 1998 and 1997, respectively, and were included in cost of sales in the accompanying statements of operations. In addition, during the year ended December 31, 1997, Frisby Aerospace provided the Company with certain facilities, accounting, clerical and office services without charge. The value of such services were not deemed material and, accordingly, have not been recorded in the accompanying financial statements.

                            Frisby Technologies, Inc.
                    Notes to Financial Statements (continued)


     A portion of the proceeds received from a private placement (see Note 7) was used to repay the amounts owed to Frisby Aerospace in full on December 30, 1997.

     (b) The Company has a receivable at December 31, 1998 of approximately $94,000 from a not-for-profit organization of which the Company's chairman is its chairman. The receivable represents management time billed by the Company under an agreement between the parties and the reimbursement of direct expenses incurred by the Company on behalf of this organization. These amounts are subject to review and audit by a local governmental agency and are believed to be reasonable and collectible.

11.  License Arrangements and Other Commitments

     (a) The Company signed an Exclusive License Agreement (the "TRDC License") in 1995 with a research and development corporation which holds innovative proprietary technology in microencapsulated and thermal management technologies and with which the Company had an existing agreement since 1991. The TRDC License gives the Company the exclusive worldwide right to develop and commercialize this technology with respect to certain applications in exchange for royalties that range from 1% to 5% of product sales revenue and 12.5% to 50% of license fees and royalty revenues, as defined. Minimum annual payments are required in accordance with the TRDC License and are payable as follows:

                    1999                                  $78,000
                    2000                                  102,000
                    2001                                  126,000
                    2002 and thereafter                   150,000


     The Company is expensing such minimum annual payments on a straight-line basis over the period in which such payments fluctuate. Accordingly, the charge was approximately $73,000 for each of the years ended December 31, 1998 and 1997.

                           Frisby Technologies, Inc.
                   Notes to Financial Statements (continued)

     (b) The rights to the TRDC Technology relating to MicroPCM Fibers and Fabrics were licensed by TRDC to Outlast Technologies, Inc. ("Outlast") prior to the Company obtaining the TRDC License. In order to expand its rights in the TRDC Technology, in January 1998, the Company entered into an agreement with Outlast, which expands the rights of the Company to include the combination of the Company's products with fibers and fabrics. Under the terms of the agreement, the Company paid Outlast $100,000 as a license payment related to periods prior to the execution of the agreement and such amount has been charged to cost of sales for the year ended December 31, 1997. In addition, the agreement provides for the Company to meet minimum annual payments of $250,000 to $600,000 per year from 1999 through 2002, provided the Company elects to maintain the exclusivity granted by the license. The Company expensed the minimum annual payment of $150,000 in 1998. If subsequent to the initial licensing period the Company elects to extend the exclusivity granted by the license, the minimum annual payment for the five years thereafter will be $1,000,000.

     (c) In September 1998, the Company entered into an agreement with the inventor of the technology used by the Company, Triangle Research and Development Corporation ("TRDC"), that reduced the Company's royalty rates from those described in (a) above. Additionally, the Company has been assigned TRDC's right to their original license agreement for fabrics with Outlast. This assignment will result in the Company receiving royalty income from Outlast subject to certain payback to TRDC. As consideration, the Company has given TRDC a combination of cash, stock options and a put agreement.

     (d) The Company and its Thermasorb(R) supplier have entered into an Memorandum of Understanding for a long-term supply agreement that provides firm, fixed pricing for all of the Company's anticipated requirements for Thermasorb(R) additives. The agreement includes annual purchase requirements over the five-year term and subjects the Company to a maximum penalty of $2,500,000 if no future purchases are made.

     (e) In February 1999, the Company entered into an operating lease agreement with an unrelated entity for a facility in North Carolina. The lease term is for 12 years and monthly payments are expected to commence in September 1999. This lease includes scheduled rent escalations throughout the lease term, which will be expensed on a straight-line basis over the lease term. The Company has also entered into several operating leases for computer equipment. Rent expense was approximately $89,000 and $43,000 for the years ended December 31, 1998 and 1997, respectively. Future minimum payments under these leases are as follows:

                1999                    $   119,000
                2000                        204,000
                2001                        180,000
                2002                        175,000
                2003                        182,000
             Thereafter                   1,478,000
                               --------------------
                                        $ 2,338,000
                               ====================

     Upon execution of the North Carolina lease, the Company will receive an equity interest in the lessor, which vests after the twelve-year lease period. Notwithstanding the equity interest, the Company believes that the rental payments represent an arms-length price for the lease.

                           Frisby Technologies, Inc.
                   Notes to Financial Statements (continued)


12.  Retirement Plan

     All eligible employees of the Company had been permitted to participate in a 401(k)/Profit Sharing Plan (the "Plan") adopted effective January 1, 1997 by Frisby Aerospace for employees of both companies. The Plan is funded from contributions by employees for their own account and does not provide for any mandatory or matching contributions by the Company. All employees of the Company on the effective date of the Plan immediately became eligible. An employee who became employed after January 1, 1997 becomes entitled to participate in the Plan after the completion of six months of service and the attainment of 21 years of age. Under the Plan, participants are permitted to contribute from their compensation any amount up to the lesser of 20% of their annual gross salary or the maximum deferral allowed under the Internal Revenue Code.

     In April 1998, the contributions to the Plan were suspended due to the pending transfer of the assets attributable to the Frisby Aerospace's employees as a result of the sale of Frisby Aerospace to an unrelated third party. In October 1998, the Plan was amended to only include the Company's employees and to also establish a Company matching contribution. The Company currently matches 50% of the employee's first 6% pre-tax contribution. The Company matching contribution was approximately $7,300 for the year ended December 31, 1998.

     The Company is entitled to also make optional profit sharing contributions at its discretion. During the years ended December 31, 1998 and 1997, the Company did not make any profit sharing contributions to the Plan.