Form 10QSB
period 1999-03-31
FRISBY TECHNOLOGIES INC
filed 1999-05-17
CIK 1051904

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                     Yes       X               No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of April 30, 1999: 5,708,113 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX

                                                                                          Page


Part I            Financial Information

Item 1.           Financial Statements

                  Balance Sheets - March 31, 1999 (unaudited) and
                  December 31, 1998                                                           3

                  Statements  of Operations - Three Month Period Ended March 31,
                  1999 (unaudited) and March 31, 1998
                  (unaudited)                                                                 4

                  Statement of Stockholders' Equity - Three Month Period
                  Ended March 31, 1999 (unaudited)                                            5

                  Statements  of Cash Flows - Three Month Period Ended March 31,
                  1999 (unaudited) and March 31, 1998 (unaudited) 6

                  Notes to Financial Statements - March 31, 1999 (unaudited)                  7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   8

Part II           Other Information                                                          12

                  Signatures                                                                 14



                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            Frisby Technologies, Inc.
                                 Balance Sheets


                                                                                  March 31, 1999       December 31, 1998
                                                                                  --------------       -----------------
                                                                                   (unaudited)

Assets
Current assets:
Cash and cash equivalents                                                       $     4,308,617        $     6,516,138
Marketable securities                                                                 1,548,359              1,555,683
Accounts receivable - billed                                                            982,755              1,045,975
Accounts receivable - unbilled                                                           89,535                 58,159
Inventory                                                                               661,295                671,569
Prepaid and other current assets                                                        369,535                595,998
                                                                           ---------------------    -------------------
Total current assets                                                                  7,960,096             10,443,522
Property and equipment, net                                                             505,299                277,494
Intangible assets, less accumulated amortization                                      2,037,403              2,000,700
Other assets                                                                            291,994                391,516
                                                                           ---------------------    -------------------
Total assets                                                                  $      10,794,792       $     13,113,232
                                                                           =====================    ===================

Liabilities and stockholders' equity Current liabilities:
Accounts payable                                                                $       648,685        $       868,649
Accrued expenses and other current liabilities                                          141,774                385,533
Payable to Triangle Research and Development Corporation                                    -                  400,000
License fees payable                                                                    146,076                189,726
Deferred license revenues                                                                68,751                 85,000
                                                                           ---------------------    -------------------
Total current liabilities                                                             1,005,286              1,928,908
Accrued license agreement costs                                                         120,250                120,250
Deferred license revenues                                                                66,250                 46,250
Other liability                                                                       1,300,000              1,300,000
                                                                           ---------------------    -------------------
Total liabilities                                                                     2,491,786              3,395,408
Commitments
Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized; 587,500 shares issued and
outstanding:                                                                          2,479,000              2,479,000
Common Stock, $.001 par value; 10,000,000 shares authorized;
    5,120,613 shares issued and outstanding                                               5,121                  5,121
Additional paid-in capital                                                           12,199,828             12,199,828
Accumulated other comprehensive income                                                   13,675                 21,000
Accumulated deficit                                                                 (6,394,618)            (4,987,125)
                                                                           ---------------------    -------------------
Total stockholders' equity                                                            8,303,006              9,717,824
                                                                           ---------------------    -------------------
Total liabilities and stockholders' equity                                       $   10,794,792        $    13,113,232
                                                                           =====================    ===================


     See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                                                    Three month period ended
                                                                                           March 31,
                                                                       -----------------------------------------------
                                                                              1999                       1998
                                                                       -------------------        --------------------

Revenues:
Product sales                                                            $        830,420            $        271,375
Research and development projects                                                 101,375                      49,271
Licenses and royalties                                                             95,031                      26,618
                                                                       -------------------        --------------------
Total revenues                                                                  1,026,826                     347,264
                                                                       -------------------        --------------------

Cost of sales:
Product sales                                                                     657,200                     221,813
Research and development projects                                                  81,935                      34,776
Licenses and  royalties                                                           106,457                       1,765
                                                                       -------------------        --------------------
Total cost of sales                                                               845,592                     258,354
                                                                       -------------------        --------------------
Gross profit                                                                      181,234                      88,910
Selling and marketing expense                                                     748,000                     220,148
General and administrative expense                                                915,956                     400,993
                                                                       -------------------        --------------------
Loss from operations                                                          (1,482,722)                   (532,231)
Interest income                                                                    75,229                       2,884
                                                                       -------------------        --------------------
Loss before income taxes                                                      (1,407,493)                   (529,347)
Income tax provision                                                                 -                          -
Net loss                                                                 $    (1,407,493)            $      (529,347)
                                                                       ===================        ====================
Net loss per common share - basic and diluted                            $          (.27)            $          (.16)
                                                                       ===================        ====================


     See accompanying notes.

                            Frisby Technologies, Inc.
                   Statement of Stockholder's Equity (Deficit)
                                   (Unaudited)




                                                                        Accumu-
                                                                        lated
                                                                        Other
                                                            Additional  Compre-  Accumu-
                     Preferred Stock       Common Stock     Paid-In     hensive  lated
                    Shares   Amount      Shares    Amount   Capital     Income   Deficit        Total


Balance at
December 31, 1998   587,500  $2,479,000 5,120,613   $5,121  $12,199,828 $21,000  $(4,987,125)  $9,717,824

Net Loss              ---       ---        ---       ---        ---       ---     (1,407,493)  (1,407,493)

Unrealized gains
on marketable
securities            ---       ---        ---       ---        ---    (  7,325)      ---      (    7,325)
                                                                                                ----------

Comprehensive
(loss)                ---       ---        ---       ---        ---       ---         ---      (1,414,818)

Balance at         --------  ----------  ---------  ------  ----------- -------  -----------   ----------
March 31, 1999      587,500  $2,479,000  5,120,613  $5,121  $12,199,828 $13,675  $(6,394,618)  $8,303,006
                   ========  ==========  =========  ======  =========== =======  ===========   ==========




     See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        Three month period ended
                                                                                               March 31,
                                                                           -------------------------------------------

                                                                                      1999                      1998
                                                                                      ----                      ----
Operating activities
Net loss                                                                      $   (1,407,493)         $     (529,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                          37,471                   3,345
Non cash consulting expense                                                            70,000                      --
Amortization of intangibles                                                            51,300                      --
Changes in assets and liabilities, prior to effect of acquisition:
Accounts receivable                                                                    37,448                (14,541)
Inventory                                                                              38,797                (42,502)
Other current assets                                                                  156,463                (18,074)
Other non-current assets                                                               99,522                      --
Accrued license agreement costs                                                         --                         --
Accounts payable                                                                    (238,243)               (143,952)
Accrued expenses and other current liabilities                                      (243,759)                  58,634
Licenses fees payable                                                                (43,650)               (100,961)
Other liabilities                                                                       3,751                (12,500)
                                                                           -------------------     -------------------
Net cash used in operating activities                                             (1,438,393)               (799,898)
                                                                           -------------------     -------------------

Investing activities
Purchases of property and equipment                                                 (265,276)                      --
Purchase of intangible assets                                                       (400,000)                      --
Purchase of business, net of cash acquired                                          (103,852)                      --
                                                                           -------------------     -------------------
Net cash used in investing activities                                               (769,128)                      --
                                                                           -------------------     -------------------

Financing activities
Net proceeds from private placement                                               --                        2,479,000
Payment of transaction costs                                                      --                        (227,264)
                                                                           -------------------     -------------------
Net cash provided by financing activities                                         --                        2,251,736
                                                                           -------------------     -------------------

Net (decrease) increase in cash and cash equivalents                              (2,207,521)               1,451,838
Cash and cash equivalents - beginning of period                                     6,516,138                 375,222
                                                                           -------------------     -------------------
Cash and cash equivalents -end of period                                       $    4,308,617          $    1,827,060
                                                                           ===================     ===================



     See accompanying notes

                            Frisby Technologies, Inc.
                          Notes to Financial Statements
                           March 31, 1999 (Unaudited)

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

     The accompanying financial statements should be read in conjunction with the audited financial statements of Frisby Technologies, Inc. (the "Company") for the year ended December 31, 1998 and the notes thereto contained in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1999, as amended.

     2. Summary of Significant Accounting Policies

     Net Loss Per Share

     Net loss per share for the three-month periods ended March 31, 1999 and 1998 are based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

     Shares used in the computation of net loss per share for the three month periods ended March 31, 1999 and 1998 were 5,120,613 and 3,280,613, respectively, representing the weighted-average common shares outstanding for the period. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same.

     3. Shareholders' Equity

     On April 6, 1999, the Company received notice from the shareholder of the Convertible Preferred Stock of its decision to convert the 587,500 shares of Convertible Preferred Stock shares into Common Stock. This transaction increases the number of outstanding common stock to 5,708,113.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Results of Operations for the three month period ended March 31, 1999 compared with the three month period ended March 31, 1998

     Revenues. The Company generates revenue from three primary sources: (i) sales of its Thermasorb(R) additives and ComforTemp(R) foam products for use in its strategic partners' products; (ii) revenue from research and development contracts related to the United States government and private companies; and
(iii) license fees and royalties from the use of the Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-use products, as well as other fees earned in connection with its agreements with strategic partners. Total revenues for the three month period ended March 31, 1999 increased by $680,000 to $1,027,000 from $347,000 for the three month period ended March 31, 1998.

     Product sales. Product sales for the three month period ended March 31, 1999 increased by $559,000 to $830,000 from $271,000 for the three month period ended March 31, 1998. The increase was primarily the result of product shipments to additional licensees since the first quarter of 1998. The Company had twenty-two licensees at March 31, 1999 as compared to the eight licensees at March 31, 1998.

     Research and development projects. Revenues from research and development projects for the three month period ended March 31, 1999 increased by $52,000 to $101,000 from $49,000 for the three month period ended March 31, 1998. This increase reflects the completion of a funded United States government research and development contract that began in the second half of 1998 and the completion of funded contracts with undisclosed private companies for potential applications incorporating the Company's thermal management products.

     Licenses and royalties. Revenues from license fees and royalties for the three month period ended March 31, 1999 increased by $68,000 to $95,000 from $27,000 for the three month period ended March 31, 1998. This increase reflects the recognition of fees received from strategic partners for license agreements entered into after the first quarter 1998. License fees are recognized as revenue ratably over the life of the license agreement. Additionally, the increase is due to royalty income received from a third party as a result of the assignment of a license agreement from Triangle Research Development Corporation ("TRDC") to the Company in September 1998.

     Cost of Sales. The Company's cost of sales consists of: (i) direct and indirect costs incurred in connection with product sales; (ii) direct and indirect costs incurred in connection with revenue from research and development contracts relating to the United States government and private sector programs;
(iii) royalty payments required to be made to the inventor of the thermal management technology or another party licensed by the inventor; and (iv) the amortization expense associated with the September 1998 transaction with the inventor to lower the royalty rates. Costs of sales for the three month period ended March 31, 1999 increased by $588,000 to $846,000 compared to $258,000 for the three month period ended March 31, 1998.

     Cost of sales -- Products. The cost of sales related to products for the three month period ended March 31, 1999 increased by $435,000 to $657,000 from $222,000 for the three month period ended March 31, 1998. This increase reflects the higher volume of product sales and the corresponding costs related to such product sales in the three month period ended March 31, 1999 as compared to the corresponding period in the prior year.

     Cost of sales -- Research and development projects. The cost of sales related to research and development projects for the three month period ended March 31, 1999 increased by $47,000 to $82,000 from $35,000 for the three month period ended March 31, 1998. This increase reflects the higher research and development revenues in the three month period ended March 31, 1999 as compared to the corresponding period in the prior year.

     Cost of Sales -- Licenses and royalties. The cost of sales related to licenses and royalties for the three month period ended March 31, 1999 increased by $104,000 to $106,000 from $2,000 for the three month period ended March 31, 1998 primarily due to amortization of intangible and royalties expense related to the September 1998 transaction with TRDC.

     Selling and marketing expense. Selling and marketing expense for the three month period ended March 31, 1999 increased by $528,000 to $748,000 from $220,000 for the three month period ended March 31, 1998. This increase was primarily the result of the Company increasing its marketing and advertising activity in order to build brand name recognition of its Thermasorb(R) and ComforTemp(R) products and trademarks. These activities included the hiring of additional sales personnel, advertising placements in many national trade and consumer publications and tradeshow participation. Additionally, consulting expense of $70,000 was recorded relating to warrants and options granted to consultants in 1998.

     General and administrative expense. General and administrative expense for the three month period ended March 31, 1999 increased by $515,000 to $916,000 from $401,000 for the three month period ended March 31, 1998. The increase reflects the increase in personnel and personnel-related expenses, including travel, and recruiting costs of new employees. Additionally, fees and expenses paid to consultants have also increased over the comparable period for the prior year. These increases are in connection with the expansion of the Company's operations and commercialization of its thermal management products.

     Net interest income/expense. Net interest income for the three month period ended March 31, 1999 increased by $72,000 to $75,000 from $3,000 for the three month period ended March 31, 1998.

     Net loss. As a result of the foregoing, the net loss for the three month period ended March 31, 1999 increased to $1,407,000 from $530,000 for the three month period ended March 31, 1998.

     Liquidity and capital resources. From its inception through March 31, 1999, the Company has incurred cumulative losses of approximately $6,395,000. The
Company has financed its operations to date through research and development contracts relating to United States government programs, bank borrowings and issuance of common stock and convertible preferred stock.

     At March 31, 1999, the Company had working capital of $6,955,000, including cash and marketable securities of $5,057,000 accounts receivable billed of $983,000 and inventory of $661,000, offset by accounts payable of $649,000 and license fees payable of $146,000.

     Cash used by operating activities was $1,438,000 and $800,000 respectively, for the three month period ended March 31, 1999 and 1998. The principal factor contributing to the cash used in operating activities for the three month period ended March 31, 1999 and 1998 was the net loss for each of the respective periods. Cash used in investing activities was $769,000 for the three month period ended March 31, 1999. The principal investing activity for this period was an installment payment to TRDC for the agreement signed in September 1998, the purchase of the assets of Steele Incorporated, and the purchase of equipment for the development facility in North Carolina. Cash provided by financing activities was $2,252,000 for the three month period ended March 31, 1998. The principal financing activity for the three month period ended March 31, 1998 was the receipt of the net proceeds of $2,479,000 from the exercise of the Convertible Preferred Stock Option by one holder of record.

     The Company is relocating its North Carolina operations to a newly constructed facility located in Winston Salem, North Carolina during the second half of fiscal 1999. The cash requirement with respect to that relocation will be expended in the third and forth quarters of 1999 and total 1999 capital expenditures are not expected to exceed $1,000,000.

     The Company has a $1,000,000 line of credit with a bank. The line of credit bears interest at the lower of the bank's prime rate or a two point spread versus the London Interbank Overnight Rate ("LIBOR") and will expire on June 30, 1999. The full amount of the line is currently available. It is the Company's intent to renew or replace the line of credit in order to accommodate possible future funding requirements.

     The Company has incurred cumulative losses since its inception and, therefore, has not been subject to significant federal income taxes. Through March 31, 1999, the Company has generated net operating loss carryforwards of approximately $6,000,000, which may be available to reduce future available taxable income and future tax liabilities. These carryforwards expire in year 2018. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. Upon the completion of the Company's initial public offering ("IPO"), or the subsequent exercise of options or warrants in connection with other future sales of equity, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

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

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. As of April 30, 1999, the Company has fully completed its assessment of all internal systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems will not be significantly affected, particularly the general ledger, billing, and inventory systems. The Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has begun to gather information about the Year 2000 compliance status of its external agents and continues to monitor their compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. The Company has requested from its bank an assessment of the extent of the bank's Year 2000 compliance. In the event the bank is not Year 2000 compliant in a timely manner, the Company is prepared to change banks. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company. The effect of non-compliance by external agents is not determinable.

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

     In the event the Company's computer systems are materially adversely affected by the Year 2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of other entities with which the Company interacts. However, the Company believes that the most likely worst case scenario is that there will be some localized disruptions of systems that will affect individual processes, facilities or service technology providers for a short time rather than systematic or long-term problems affecting its business operations as a whole. In such event the Company has contingency plans for certain critical applications and is working on plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

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

     Those statements are subject to numerous risks and uncertainties that could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements, and reported results should not be considered an indication of future performance. Those potential risks and uncertainties include without limitation the uncertainty of the economic environment for the remainder of this year, the need for further development of certain Frisby Technologies' products and markets, the development of alternative technologies by third parties, Year 2000 issues affecting the Company and its customers and suppliers, and the uncertainty of market acceptance and demand for the Company's products in the future.

                            PART II-OTHER INFORMATION

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     On April 6, 1999, the Company received notice from the shareholder of the Convertible Preferred Stock of its decision to convert the 587,500 shares of Convertible Preferred Stock shares into Common Stock. This transaction increases the number of outstanding common stock to 5,708,113.


     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None

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

         Dated:  May 17, 1999

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