Form 10QSB
period 1999-06-30
FRISBY TECHNOLOGIES INC
filed 1999-08-16
CIK 1051904

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

                  For the quarterly period ended June 30, 1999

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

                   Yes       X               No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of July 31, 1999, 5,708,113 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX

                                                                                                    PAGE NO.

Part I            Financial Information

Item 1.           Financial Statements

                  Balance Sheets - June 30, 1999 (unaudited) and
                  December 31, 1998                                                                    3

                  Statements of Operations - Three Month and Six Month Periods Ended
                  June 30, 1999 (unaudited) and June 30, 1998
                  (unaudited)                                                                          4

                  Statement of Stockholders' Equity - Six Month Period
                  Ended June 30, 1999 (unaudited)                                                      5

                  Statements of Cash Flows - Six Month Period Ended
                  June 30, 1999 (unaudited) and June 30, 1998 (unaudited)                              6

                  Notes to Financial Statements - June 30, 1999 (unaudited)                            7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                            8

Part II           Other Information                                                                   13

                  Signatures                                                                          16



                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            Frisby Technologies, Inc.
                                 Balance Sheets

                                                                              June 30, 1999           December 31, 1998
                                                                              -------------           -----------------
                                                                               (unaudited)

Assets
Current assets:
Cash and cash equivalents                                                       $     2,824,381        $     6,516,138
Marketable securities                                                                 1,556,441              1,555,683
Accounts receivable                                                                   1,704,897              1,104,134
Inventory                                                                               791,806                671,569
Prepaid and other current assets                                                        279,433                595,998
                                                                           ---------------------    -------------------

Total current assets                                                                  7,156,958             10,443,522
Property and equipment, net                                                             568,107                277,494
Intangible assets, less accumulated amortization                                      1,986,103              2,000,700
Other assets                                                                            291,994                391,516
                                                                           ---------------------    -------------------
Total assets                                                                     $   10,003,162       $     13,113,232
                                                                           =====================    ===================


Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                                              $       1,026,889        $       868,649
Accrued expenses and other current liabilities                                          154,641                385,533
Payable to Triangle Research and Development Corporation                                    -                  400,000
License fees payable                                                                    257,683                189,726
Deferred license revenues                                                                58,752                 85,000
                                                                           ---------------------    -------------------

Total current liabilities                                                             1,471,715              1,928,908
Accrued license agreement costs                                                         120,250                120,250
Deferred license revenues                                                                55,000                 46,250
Other liability                                                                       1,300,000              1,300,000
                                                                            ---------------------    -------------------
Total liabilities                                                                     2,973,215              3,395,408
Commitments
Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized; 587,500 shares issued and
  outstanding at December 31, 1998                                                            -              2,479,000
Common Stock, $.001 par value; 10,000,000 shares authorized;
  shares issued and outstanding: 5,708,113 in 1999 and 5,120,613 in 1998                  5,708                  5,121
Additional paid-in capital                                                           14,678,241             12,199,828
Accumulated other comprehensive income                                                   21,745                 21,000
Accumulated deficit                                                                 (7,675,747)            (4,987,125)
                                                                           ---------------------    -------------------
Total stockholders' equity                                                            7,029,947              9,717,824
                                                                           ---------------------    -------------------
Total liabilities and stockholders' equity                                       $   10,003,162        $    13,113,232
                                                                           =====================    ===================

See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)



                                             Three month period ended                       Six month period ended
                                                     June 30,                                      June 30,
                                    -------------------------------------------     ----------------------------------------
                                           1999                   1998                   1999                   1998
                                    -------------------    --------------------     ----------------     -------------------

Revenues:
    Product sales                         $  1,668,526               $ 546,765         $  2,498,946              $  818,140
    Research and development                    44,875                  79,421              146,250                 128,692
      projects
    Licenses and royalties                     162,249                  48,050              257,280                  74,668
                                    -------------------    --------------------     ----------------     -------------------
Total revenues                               1,875,650                 674,236            2,902,476               1,021,500

Cost of sales:
    Product sales                            1,272,039                 530,886            1,929,240                 752,699
    Research and development                    86,907                  64,203              168,842                  98,981
projects
    Licenses and  royalties                    130,800                   5,541              237,257                   7,304
                                    -------------------    --------------------     ----------------     -------------------
Total cost of sales                          1,489,746                 600,630            2,335,339                 858,984
                                    -------------------    --------------------     ----------------     -------------------
Gross profit                                   385,904                  73,606              567,137                 162,516
Selling and marketing expense                  748,185                 224,719            1,496,185                 444,867
General and administrative expense             976,184                 641,553            1,892,140               1,042,546
                                    -------------------    --------------------     ----------------     -------------------
Loss from operations                       (1,338,465)               (792,666)          (2,821,187)             (1,324,897)
Interest income                                57,336                 111,135              132,565                 114,019
                                    -------------------    --------------------     ----------------     --------------------
Net loss                                 $ (1,281,129)             $ (681,531)        $ (2,688,622)           $ (1,210,878)

                                    ===================    ====================     ================     ===================


Net loss per common share - basic           $   (0.22)              $   (0.14)           $   (0.50)              $   (0.30)
and diluted
                                    ===================    ====================     ================     ===================

See accompanying notes.

                            Frisby Technologies, Inc.
                   Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)


                                                                                  Accumu-
                                                                                  lated
                                                                                  Other
                                                                   Additional     Compre-  Accumu-
                       Preferred Stock      Common Stock            Paid-In       hensive  lated
                   Shares    Amount      Shares       Amount        Capital       Income   Deficit       Total

Balance at
December 31, 1998  587,500   $2,479,000  5,120,613    $5,121       $12,199,828    $21,000  $(4,987,125)  $9,717,824

Conversion of
Preferred Stock   (587,500)  (2,479,000)   587,500       587         2,478,413

Net loss                ---      ---         ---         ---          ---            ---   (2,688,622)   (2,688,622)

Unrealized gains
on marketable
securities              ---      ---         ---         ---          ---             745      ---              745
                                                                                                         ----------

Comprehensive
(loss)                  ---      ---         ---         ---          ---            ---       ---       (2,687,877)

                  ---------  ---------- ---------     ------      -----------     -------  ------------ -----------
Balance at
June 30, 1999           ---  $   ---    5,708,113     $5,708      $14,678,241     $21,745  $(7,675,747)  $7,029,947
                  =========  ========== =========     ======      ===========     =======  ============  ==========

See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six month period ended
                                                                                            June 30,
                                                                           -------------------------------------------
                                                                                  1999                    1998
                                                                                  ----                    ----

Operating activities
Net loss                                                                      $    (2,688,622)       $     (1,210,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                          84,937                   9,304
Non cash consulting expense                                                            70,000                  60,000
Amortization of intangibles                                                           102,600                    --
Changes in assets and liabilities, prior to effect of acquisition:
Accounts receivable                                                                  (595,159)               (207,498)
Inventory                                                                             (91,714)               (281,918)
Other current assets                                                                  246,565                (388,427)
Other non-current assets                                                               99,522                  62,097
Accounts payable                                                                      139,961                 318,084
Accrued expenses and other current liabilities                                       (230,892)                169,648
Licenses fees payable                                                                  67,957                (133,710)
Deferred licenses reveneues                                                           (17,498)                  1,436
                                                                           -------------------     -------------------
Net cash used in operating activities                                              (2,812,343)             (1,601,862)
                                                                            -------------------     -------------------

Investing activities
Purchases of property and equipment                                                  (375,550)                (19,944)
Purchases of short-term investments                                                     --                 (8,753,702)
Purchase of intangible assets                                                        (400,000)                   --
Purchase of business, net of cash acquired                                           (103,864)                   --
                                                                           -------------------     -------------------
Net cash used in investing activities                                                (879,414)             (8,773,646)
                                                                           -------------------     -------------------

Financing activities
Net proceeds from exercise of convertible preferred stock option                       --                   2,479,000
Net proceeds from initial public offering                                              --                  10,396,592
                                                                           -------------------     -------------------
 Net cash provided by financing activities                                             --                  12,875,592
                                                                           -------------------     -------------------

Net (decrease) increase in cash and cash equivalents                              (3,691,757)               2,500,084
Cash and cash equivalents - beginning of period                                    6,516,138                  375,222
                                                                           -------------------     -------------------
Cash and cash equivalents -end of period                                       $   2,824,381           $    2,875,306
                                                                           ===================     ===================

See accompanying notes

                            Frisby Technologies, Inc.
                          Notes to Financial Statements
                            June 30, 1999 (Unaudited)

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

     2. Summary of Significant Accounting Policies

     Net Loss Per Share

     Net loss per share for the three and six month periods ended June 30, 1999 and 1998 are based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

     Shares used in the computation of net loss per share for the three and six month periods ended June 30, 1999 were 5,708,113 and 5,414,363, respectively. Shares used in the computation of net loss per share for the three and six month periods ended June 30, 1998 were 5,037,995 and 4,036,259 respectively. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same.

     3. Shareholders' Equity

     On April 6, 1999, the Company received notice from the shareholder of the Convertible Preferred Stock of its decision to convert the 587,500 shares of Convertible Preferred Stock shares into Common Stock. This transaction increased the number of outstanding common stock to 5,708,113.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Results of Operations for the three and six month periods ended June 30, 1999 compared with the three and six month periods ended June 30, 1998

     Revenues. The Company generates revenue from three primary sources: (i) sales of its Thermasorb(R) additives and ComforTemp(R) foam products for use in its strategic partners' products; (ii) sales of its SteeleVest(R) personal cooling systems; (iii) revenue from research and development contracts related to the United States government and private companies; and (iv) license fees and royalties from the use of the Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-use products, as well as other fees earned in connection with its agreements with strategic partners. Total revenues for the three month period ended June 30, 1999 increased by $1,201,414 to $1,875,650 from $674,236 for the three month period ended June 30, 1998. Total revenues for the six month period ended June 30, 1999 increased by $1,880,976 to $2,902,476 from $1,021,500 for the six month period ended June 30, 1998.

     Product sales. Product sales for the three month period ended June 30, 1999 increased by $1,121,761 to $1,668,526 from $546,765 for the three month period ended June 30, 1998. Product sales for the six month period ended June 30, 1999 increased by $1,680,806 to $2,498,946 from $818,140 for the six month period ended June 30, 1998. These increases were primarily the result of product shipments to additional licensees since the second quarter of 1998.
Specifically, sales to Titleist and Footjoy Worldwide and Pacific Coast Feathers, as well as SteeleVest(R) sales, contributed to these increases.

     Research and development projects. Revenues from research and development projects for the three month period ended June 30, 1999 decreased $34,546 to $44,875 from $79,421 for the three month period ended June 30, 1998. Revenues from research and development projects for the six month period ended June 30, 1999 increased by $17,558 to $146,250 from $128,692 for the six month period ended June 30, 1998. These variances reflect the timing of work performed on funded United States government research and development contracts and undisclosed private companies for potential applications incorporating the Company's thermal management products.

     Licenses and royalties. Revenues from license fees and royalties for the three month period ended June 30, 1999 increased by $114,199 to $162,249 from $48,050 for the three month period ended June 30, 1998. Revenues from license fees and royalties for the six month period ended June 30, 1999 increased by $182,612 to $257,280 from $74,668. This increase reflects the recognition of fees received from strategic partners for license agreements entered into after the second quarter 1998. License fees are recognized as revenue ratably over the life of the license agreement. Additionally, the increase is due to royalty income received from a third party as a result of the assignment of a license agreement from Triangle Research Development Corporation ("TRDC") to the Company in September 1998.

     Cost of Sales.  The  Company's  cost of sales  consists  of: (i) direct and indirect costs incurred in connection with product sales, including SteeleVest(R); (ii) direct and indirect costs incurred in connection with revenue from research and development contracts for the United States government and private companies; (iii) royalty payments required to be made to the inventor of the thermal management technology or another party licensed by the inventor; and (iv) the amortization expense associated with the September 1998 transaction with the inventor to lower the royalty rates. Costs of sales for the three month period ended June 30, 1999 increased by $889,116 to $1,489,746 compared to $600,630 for the three month period ended June 30, 1998. The cost of sales related to products for the six month period ended June 30, 1999 increased by $1,476,355 to $2,335,339 compared to $858,984 for the six month period ended June 30, 1998.

     Cost of sales - Products. The cost of sales related to products for the three month period ended June 30, 1999 increased by $741,153 to $1,272,039 from $530,886 for the three month period ended June 30, 1998. The cost of sales related to products for the six month period ended June 30, 1999 increased by $1,176,541 to $1,929,240 from $752,699 for the six month period ended June 30, 1998. These increases reflect the higher volume of product sales and the corresponding costs related to such product sales in the three month and six month periods ended June 30, 1999 as compared to the corresponding periods in the prior year.

     Cost of sales -- Research and development projects. The cost of sales related to research and development projects for the three month period ended June 30, 1999 increased by $22,704 to $86,907 from $64,203 for the three month period ended June 30, 1998. The cost of sales related to research and development projects for a the six month period ended June 30, 1999 increased by $69,861 to $168,842 from $98,981 for the six month period ended June 30, 1998. This increase reflects the higher research and development revenues in the six month period ended June 30, 1999 as compared to the corresponding period in the prior year.

     Cost of Sales -- Licenses and royalties. The cost of sales related to licenses and royalties for the three month period ended June 30, 1999 increased by $125,259 to $130,800 from $5,541 for the three month period ended June 30, 1998. The cost of sales related to licenses and royalties for the six month period ended June 30, 1999 increased by $229,953 to $237,257 from $7,304 for the six month period ended June 30, 1998. These increased are primarily due to amortization of intangible and royalties expense related to the September 1998 transaction with TRDC.

     Selling and marketing expense. Selling and marketing expense for the three month period ended June 30, 1999 increased by $523,466 to $748,185 from $224,719 for the three month period ended June 30, 1998. Selling and marketing expense for the six month period ended June 30, 1999 increased by $1,051,318 to $1,496,185 compared to $444,867 for the six month period ended June 30, 1998. This increase was primarily the result of the Company increasing its marketing and advertising activity in order to build brand name recognition of its Thermasorb(R), ComforTemp(R) and SteeleVest(R) products and trademarks. These activities included the hiring of additional sales personnel, advertising placements in many national trade and consumer publications and tradeshow participation. Additionally, selling expense related to the SteeleVest(R) unit contributed to these increases.

     General and administrative expense. General and administrative expense for the three month period ended June 30, 1999 increased by $334,631 to $976,184 from $641,553 for the three month period ended June 30, 1998. General and administrative expense for the six month period ended June 30, 1999 increased by $849,594 to $1,892,140 compared to $1,042,546 for the six month period ended June 30, 1998. The increase reflects the increase in personnel and personnel-related expenses, including travel, and recruiting costs of new employees. Additionally, fees and expenses paid to consultants have also increased over the comparable period for the prior year. These increases are in connection with the expansion of the Company's operations and commercialization of its thermal management products.


     Net interest income/expense. Net interest income for the three month period ended June 30, 1999 decreased by $53,799 to $57,336 from $111,135 for the three month period ended June 30, 1998. The decrease reflects the higher cash and investment balances, in the prior year, due to receipts of proceeds from the Initial Public Offering ("IPO") in April, 1998. Net interest income for the six month period ended June 30, 1999 increased by $18,546 to $132,565 from $114,019 for the six month period ended June 30, 1998.

     Net loss. As a result of the foregoing, the net loss for the three month period ended June 30, 1999 increased to $1,281,129 from $681,531 for the three month period ended June 30, 1998. Additionally, the net loss for the six month period ended June 30, 1999 increased to $2,688,622 from $1,210,878 for the six month period ended June 30, 1998.

     Liquidity and capital resources. From its inception through June 30, 1999, the Company has incurred cumulative losses of approximately $7,676,000. The
Company has financed its operations to date through research and development contracts relating to United States government programs, bank borrowings and issuance of common stock and convertible preferred stock.

     At June 30, 1999, the Company had working capital of $5,685,000, including cash and marketable securities of $4,381,000 accounts receivable billed of $1,705,000 and inventory of $792,000, offset by accounts payable of $1,027,000 and license fees payable of $258,000.

     Cash used by operating activities was $2,812,000 and $1,602,000 respectively, for the six month period ended June 30, 1999 and 1998. The principal factor contributing to the cash used in operating activities for the six month periods ended June 30, 1999 and 1998 were the net loss for each of the respective periods. Cash used in investing activities was $879,000 for the six month periods ended June 30, 1999. The principal investing activities for 1999 were: an installment payment to TRDC for the agreement signed in September 1998, the purchase of the assets of Steele Incorporated, and the purchase of equipment for the development facility in North Carolina. The principal investing activity for 1998 was the purchase of short-term investments. Cash provided by financing activities was $12,876,000 for the six month period ended June 30, 1998. The principal financing activities for the six month period ended June 30, 1998 were the receipt of the net proceeds of $2,479,000 from the exercise of the Convertible Preferred Stock Option by one holder of record and of $10,397,000 from the Company's IPO.

     The Company is relocating its North Carolina operations to a newly constructed facility located in Winston Salem, North Carolina during the second half of fiscal 1999. The cash requirement with respect to that relocation will be expended in the third and fourth quarters of 1999 and total 1999 capital expenditures are not expected to exceed $1,000,000.

     The Company has a $2,000,000 line of credit with a bank. The line of credit bears interest at the lower of the bank's prime rate or a two point spread versus the London Interbank Overnight Rate ("LIBOR") and will expire on June 30, 2000. The full amount of the line is currently available and uncommitted. It is the Company's intent to renew or replace the line of credit in order to accommodate possible future funding requirements.

     The Company has incurred cumulative losses since its inception and, therefore, has not been subject to significant federal income taxes. Through June 30, 1999, the Company has generated net operating loss carryforwards of approximately $7,300,000, which may be available to reduce future available taxable income and future tax liabilities. These carryforwards expire in the year 2018. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. Due to the cumulative effect of the IPO and the subsequent exercise of options or warrants in connection with other future sales of equity, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

     Based on the Company's current operating plan, the Company believes that its available cash, cash flow from operations and available line of credit, will be sufficient to satisfy its operational and capital requirements through December 1999. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. In the event that the Company's plans change, or its available cash, cash flow from operations and available line of credit are insufficient to fund operations due to unanticipated delays, problems, expenses or otherwise, the Company would be required to seek additional financing sooner than anticipated. Further, depending on the Company's progress in marketing its product lines, gaining acceptance of its thermal management technology and its other products and services among the business community or the identification of strategic acquisition or licensing opportunities, the Company may determine that it is advisable to raise additional capital sooner than was anticipated.


     The Company is in the early stages of evaluating various financing alternatives to increase cash available to fund operations in the Year 2000.


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

     The Company will utilize its external software and service provider to reprogram, test and implement the software for the Year 2000 modification as needed, the cost of which is not expected to be significant. The Company will evaluate the status of completion of Year 2000 modifications in the third quarter and will undertake all remaining necessary steps to seek to ensure its systems are Year 2000 compliant. In the event the Company is unable to resolve its Year 2000 modifications in a timely fashion, the business of the Company may be materially and adversely impacted.

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

                            PART II-OTHER INFORMATION

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     On April 6, 1999, the Company received notice from the shareholder of the Convertible Preferred Stock of its decision to convert the 587,500 shares of Convertible Preferred Stock shares into Common Stock. This transaction increased the number of outstanding common stock to 5,708,113.


     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     On June 10, 1999, the Company held its Annual Meeting of Shareholders, at which the following items were voted on and approved by the Shareholders:

     (1) The election of the following members of the Board of Directors to another term to expire at the Company's next annual meeting and after successors are duly elected and qualified:

Greg Frisby (4,408,693 votes "For", 18,300 votes "Against", 0 "Abstained") Jeffry D. Frisby (4,408,693 votes "For", 18,300 votes "Against",
           0 "Abstained")
Pietro A. Motta (4,408,593 votes "For", 18,400 votes "Against", 0 Abstained") Domenico DeSole (4,408,593 votes "For", 18,400 votes "Against",
           0 "Abstained")
Robert C. Grayson (4,408,693 votes "For", 18,300 votes "Against", 0 "Abstained")

     (2) The amendment of the Company's 1998 Stock Option Plan to increase the number of authorized shares from 250,000 to 750,000 (3,256,026 votes "For", 51,820 votes "Against", 14,200 "Abstained", 1,104,947 "Unvoted").

     (3) The ratification of the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 (4,405,793 votes "For", 15,100 votes "Against", 6,100 "Abstained").

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

     Dated: August 16, 1999

                                      FRISBY TECHNOLOGIES, INC.



                                   By: /s/ Gregory S. Frisby
                                       ---------------------
                                       Gregory S. Frisby
                                       President and Chief Executive Officer



                                   By: /s/ Stephen P. Villa
                                       --------------------
                                       Stephen P. Villa
                                       Chief Financial Officer