Form 10QSB
period 1999-09-30
FRISBY TECHNOLOGIES INC
filed 1999-11-15
CIK 1051904

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

                  For the quarterly period ended September 30, 1999

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

                                    Yes       X               No  ________

Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of October 31, 1999, 5,748,113 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX

                                                                        PAGE NO.

Part I     Financial Information

Item 1.    Financial Statements

           Balance Sheets - September 30, 1999
           (unaudited) and December 31, 1998                               3

           Statements of Operations - Three Month and
           Nine Month Periods Ended
           September 30, 1999 (unaudited) and
           September 30, 1998
           (unaudited)                                                     4

           Statement of Stockholders' Equity -
           Nine Month Period Ended September 30, 1999
           (unaudited)                                                     5

           Statements of Cash Flows - Nine Month
           Period Ended September 30, 1999 (unaudited)
           and September 30, 1998 (unaudited)                              6

           Notes to Financial Statements -
           September 30, 1999 (unaudited)                                  7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8

Part II    Other Information                                              14

           Signatures                                                     15

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            Frisby Technologies, Inc.
                                 Balance Sheets

                                         September 30,            December 31,
                                            1999                      1998
                                         (unaudited)
Assets
Current assets:
Cash and cash equivalents                  $2,922,533               $6,516,138
Marketable securities                               -                1,555,683
Accounts receivable                         1,753,352                1,104,134
Inventory                                     684,298                  671,569
Prepaid and other current assets              147,502                  595,998
                                           ----------               ----------
Total current assets                        5,507,685               10,443,522
Property and equipment, net                   529,006                  277,494
Intangible assets, less
accumulated amortization                    1,934,800                2,000,700
Other assets                                  288,976                  391,516
                                           ----------               ----------
                                           $8,260,467              $13,113,232
                                           ==========              ===========

Liabilities and stockholders'
equity
Current liabilities:
   Accounts payable                          $809,586                 $868,649
   Accrued expenses and
   other current liabilities                  143,642                  385,533
   Payable to Triangle Research and
   Development Corporation                          -                  400,000
   License fees payable                       194,474                  189,726
   Deferred license revenues                   42,503                   85,000
                                            ---------               ----------
Total current liabilities                   1,190,205                1,928,908
Accrued license agreement costs               120,250                  120,250
Deferred license revenues                      50,000                   46,250
Other liability                             1,300,000                1,300,000
                                            ---------               ----------
Total liabilities                           2,660,455                3,395,408
Commitments
Stockholders' equity:
Preferred Stock, 1,000,000 shares
    authorized; shares issued
    and outstanding: 0 in 1999 and
    587,500 in 1998                                 -                2,479,000
Common Stock, $.001 par value;
    10,000,000 shares authorized;
    shares issued and outstanding:
    5,708,113 in 1999 and 5,120,613
    in 1998                                     5,708                     5,121
Additional paid-in capital                 14,678,241                12,199,828
Accumulated other
comprehensive income                                -                    21,000
Accumulated deficit                       (9,083,937)               (4,987,125)
                                          -----------             -------------
Total stockholders' equity                  5,600,012                 9,717,824
                                          -----------             -------------
Total liabilities and
stockholders' equity                       $8,260,467               $13,113,232
                                          ===========             =============
                             See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)



                               Three month                  Nine month
                               period ended                period ended
                               September 30,               September 30,
                        ---------------------------  ---------------------------
                             1999          1998          1999           1998
                        -------------  -----------   ------------    -----------

Revenues:
  Product sales          $1,341,497      $599,791     $3,840,443      $1,417,931
  Research and
  development projects       52,725        43,577        198,975         172,269
  Licenses and royalties     45,249        61,780        302,529         136,448
                        -------------  -----------   ------------    -----------
Total revenues            1,439,471       705,148      4,341,947       1,726,648

Cost of sales:
  Product sales           1,126,655       715,486      3,055,896       1,468,185
  Research and
  development projects       30,300        39,407        199,142         138,388
  Licenses and  royalties    58,800        22,505        296,057          29,809
                        -------------  -----------   ------------    -----------
Total cost of sales       1,215,755       777,398      3,551,095       1,636,382
                        -------------  -----------   ------------    -----------
Gross profit                223,716      (72,250)        790,852          90,266
Selling and
marketing expense           506,877       718,849      2,003,060       1,437,673
General and
administrative expense    1,158,922       992,806      3,051,063       1,761,395
                        -------------  -----------  ------------     -----------
Loss from operations    (1,442,083)   (1,783,905)    (4,263,271)     (3,108,802)


Interest income              33,894       129,106        166,459         243,125


                        -------------  -----------  ------------      ----------
Net loss               $(1,408,189)  $(1,654,799)   $(4,096,812)    $(2,865,677)
                        =============  ===========  ============      ==========



Net loss per
common share -
basic
and diluted                 $(0.25)      $(0.32)        $(0.74)          $(0.62)
                        =============  ===========  ============      ==========



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

Balance
at
December
31, 1998           587,500     $2,479,000       5,120,613       $5,121       $12,199,828     $21,000       $(4,987,125)   $9,717,824

Conversion
of
Preferred
Stock            (587,500)    (2,479,000)         587,500          587         2,478,413         ---               ---           ---

Net loss               ---            ---             ---          ---               ---         ---       (4,096,812)   (4,096,812)

Sale of
marketable
securities             ---            ---             ---          ---               ---    (21,000)               ---      (21,000)



                 _________    ___________       _________       ______       ___________    ________       ___________    __________
Balance at
September
30, 1999                 -      $       -       5,708,113       $5,708       $14,678,241    $      -      $(9,083,937)    $5,600,012
                    ======      =========       =========       ======       ===========    ========      ============    ==========






                             See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                Nine month period ended
                                                     September 30,
                                      ------------------------------------------
                                            1999                      1998
                                            ----                      ----
Operating activities
Net loss                                $(4,096,812)               $(2,865,677)
Adjustments to reconcile
net loss to net cash used
in operating
  activities:
    Depreciation and
    amortization                            129,635                      17,955
    Non cash consulting
    expense                                  70,000                     120,000
    Amortization of intangibles             153,900                          --
    Changes in assets and
    liabilities, prior to
    effect of acquisition:
       Accounts receivable                (643,614)                   (256,946)
       Inventory                             15,794                   (473,259)
       Other current assets                 378,496                   (550,818)
       Other non-current assets              99,522                      53,619
       Accounts payable                    (77,343)                    (33,697)
       Accrued expenses and other
       current liabilities                (241,891)                     413,886
       Licenses fees payable                  4,748                   (126,936)
       Deferred licenses                   (38,747)                    (41,944)
       revenues                      ---------------             --------------
Net cash used in
operating activities                    (4,246,312)                 (3,743,817)
                                     ---------------             --------------


Investing activities
Purchases of property and
equipment                                (381,147)                     (55,268)
Purchases of short-term investments             --                  (9,956,255)
Proceeds from sale of
short-term investments                   1,534,684                    2,534,000
Purchase of intangible assets            (400,000)                           --
Purchase of business,
net of cash acquired                     (100,830)                           --
                                     ---------------              -------------
Net cash provided by (used in)
investing activities                       652,707                  (7,477,523)
                                     ---------------              -------------


Financing activities
Net proceeds from exercise of
convertible preferred stock option             --                     2,479,000
Net proceds from initial public offering       --                    10,396,592
Net proceeds from private placement            --                            --
Payment of transaction costs                   --                            --
                                     ---------------              -------------

Net cash provided by
financing activities                           --                    12,875,592
                                     ---------------              -------------

Net (decrease) increase in
cash and cash equivalents             (3,593,605)                     1,654,252
Cash and cash equivalents -
beginning of period                     6,516,138                       375,222
                                     ---------------              -------------

Cash and cash equivalents -
end of period                          $2,922,533                    $2,029,474
                                     ===============              =============


                             See accompanying notes





                            Frisby Technologies, Inc.
                          Notes to Financial Statements
                         September 30, 1999 (Unaudited)

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

2.  Summary of Significant Accounting Policies

Net Loss Per Share

         Net loss per share for the three and nine month periods ended September 30, 1999 and 1998 are based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

         Shares used in the computation of net loss per share for the three and nine month periods ended September 30, 1999 were 5,708,113 and 5,512,345, respectively. Shares used in the computation of net loss per share for the three and nine month periods ended September 30, 1998 were 5,120,613 and 4,605,854 respectively. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same.

Comprehensive Loss

          The comprehensive loss for the three month periods ended September 30, 1999 and 1998 were $1,429,947 and $1,654,799, respectively. The comprehensive loss for the nine month periods ended September 30, 1999 and 1998 were $4,117,812 and $2,865,677, respectively. The only difference between the 1999 comprehensive loss amounts and the net loss recorded on the Statements of Operations was the unrealized gain on marketable securities.

3.   Shareholders' Equity

         On April 6, 1999, the Company received notice from the shareholder of the Convertible Preferred Stock of its decision to convert the 587,500 shares of Convertible Preferred Stock shares into Common Stock. This transaction increased the number of outstanding common stock to 5,708,113.

4.   Subsequent Event

          On October 12, 1999 the Company entered into an agreement to acqure 100% of the outstanding shares of Extreme Comfort, Inc. This transaction will be accounted for using the purchase accounting method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations for the three and nine month periods ended September 30, 1999 compared with the three and nine month periods ended September 30, 1998

         Revenues. The Company generates revenue from four primary sources: (i) sales of its Thermasorb(R) additives and ComforTemp(R) foam products for use in its strategic partners' products; (ii) sales of its SteeleVest(R) personal cooling systems; (iii) revenue from research and development contracts related to the United States government and private companies; and (iv) license fees and royalties from the use of the Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-use products, as well as other fees earned in connection with its agreements with strategic partners. Total revenues for the three month period ended September 30, 1999 increased by $734,323 to $1,439,471 from $705,148 for the three month period ended September 30, 1998. Total revenues for the nine month period ended September 30, 1999 increased by $2,615,299 to $4,341,947 from $1,726,648 for the nine month period ended September 30, 1998.

     Product sales. Product sales for the three month period ended September 30, 1999 increased by $741,706 to $1,341,497 from $599,791 for the three month period ended September 30, 1998. Product sales for the nine month period ended September 30, 1999 increased by $2,422,512 to $3,840,443 from $1,417,931 for the nine month period ended September 30, 1998. These increases reflect the large increase in the number of licensees using Frisby's products in the current year. Specifically, sales to licensees signed after September 30, 1998 such as Schoeller Textil AG and Pacific Coast Feather Company resulted in increased product sales. Additionally, Titleist and Footjoy Worldwide's launch of DRY I.C.E.(R), a new footwear product line featuring ComforTemp(R), and SteeleVest(R) sales contributed to these increases.

     Research and development projects. Revenues from research and development projects for the three month period ended September 30, 1999 increased $9,148 to $52,725 from $43,577 for the three month period ended September 30, 1998. Revenues from research and development projects for the nine month period ended September 30, 1999 increased by $26,706 to $198,975 from $172,269 for the nine month period ended September 30, 1998. These variances reflect the timing of work performed on funded United States government research and development contracts and undisclosed private companies for potential applications incorporating the Company's thermal management products.

     Licenses and royalties. Revenues from license fees and royalties for the three month period ended September 30, 1999 decreased by $16,531 to $45,249 from $61,780 for the three month period ended September 30, 1998. The decrease for the third quarter is partially indicative of the retail industry trend to delay shipment of cold weather apparel products until later in the year. This trend is causing delays in the purchase of end products from several of Frisby's licensees as is therefore affecting the timing of royalty income. Revenues from license fees and royalties for the nine month period ended September 30, 1999 increased by $166,081 to $302,529 from $136,448. This increase reflects the recognition of fees received from strategic partners for license agreements entered into after the third quarter 1998. License fees are recognized as revenue ratably over the life of the license agreement. Additionally, the increase is due to royalty income received from a third party as a result of the assignment of a license agreement from Triangle Research Development Corporation ("TRDC") to the Company in September 1998.

Cost of Sales. The Company's cost of sales consists of: (i) direct and indirect costs incurred in connection with product sales, including SteeleVest(R); (ii) direct and indirect costs incurred in connection with revenue from research and development contracts for the United States government and private companies;
(iii) royalty payments required to be made to the inventor of the thermal management technology or another party licensed by the inventor; and (iv) the amortization expense associated with the September 1998 transaction with the inventor to lower the royalty rates. Costs of sales for the three month period ended September 30, 1999 increased by $438,357 to $1,215,755 compared to $777,398 for the three month period ended September 30, 1998. The cost of sales related to products for the nine month period ended September 30, 1999 increased by $1,914,713 to $3,551,095 compared to $1,636,382 for the nine month period ended September 30, 1998.

     Cost of sales - Products. The cost of sales related to products for the three month period ended September 30, 1999 increased by $411,169 to $1,126,655 from $715,486 for the three month period ended September 30, 1998. The cost of sales related to products for the nine month period ended September 30, 1999 increased by $1,587,711 to $3,055,896 from $1,468,185 for the nine month period ended September 30, 1998. These increases reflect the higher volume of product sales and the corresponding costs related to such product sales in the three month and nine month periods ended September 30, 1999 as compared to the corresponding periods in the prior year. Product margins in the current quarter and year have been improved over 1998 due to cost-effective supply agreements for Thermasorb(R) and ComforTemp(R) for 1999 production as well as high margin on the SteeleVest(R) product line.

     Cost of sales -- Research and development projects. The cost of sales related to research and development projects for the three month period ended September 30, 1999 decreased by $9,107 to $30,300 from $39,407 for the three month period ended September 30, 1998. The cost of sales related to research and development projects for the nine month period ended September 30, 1999 increased by $60,754 to $199,142 from $138,388 for the nine month period ended September 30, 1998. This increase reflects the higher research and development revenues in the nine month period ended September 30, 1999 as compared to the corresponding period in the prior year.

     Cost of Sales -- Licenses and royalties. The cost of sales related to licenses and royalties for the three month period ended September 30, 1999 increased by $36,295 to $58,800 from $22,505 for the three month period ended September 30, 1998. The cost of sales related to licenses and royalties for the nine month period ended September 30, 1999 increased by $266,248 to $296,057 from $29,809 for the nine month period ended September 30, 1998. These increases are primarily due to amortization of intangible and royalties expense related to the September 1998 transaction with TRDC.

Selling and marketing expense. Selling and marketing expense for the three month period ended September 30, 1999 decreased by $211,972 to $506,877 from $718,849 for the three month period ended September 30, 1998. This decrease reflects a shift from trade and consumer print advertising placements towards more cost-effective cooperative advertising and point of purchase displays in support of certain licensees and retailers. Selling and marketing expense for the nine month period ended September 30, 1999 increased by $565,387 to $2,003,060 compared to $1,437,673 for the nine month period ended September 30, 1998. This increase occurred in the first two quarters and primarily resulted from the Company's increased marketing and advertising activity in order to build brand name recognition of its Thermasorb(R) and ComforTemp(R) products and trademarks. These activities included the hiring of additional sales personnel, advertising placements in many national trade and consumer publications and tradeshow participation. Additionally, selling expense related to the SteeleVest(R) unit contributed to these increases.

General and administrative expense. General and administrative expense for the three month period ended September 30, 1999 increased by $166,116 to $1,158,922 from $992,806 for the three month period ended September 30, 1998. General and administrative expense for the nine month period ended September 30, 1999 increased by $1,289,668 to $3,051,063 compared to $1,761,395 for the nine month period ended September 30, 1998. These increases reflect the increase in personnel and personnel-related expenses, including travel, and recruiting costs of new employees. Additionally, fees and expenses paid to consultants have also increased over the comparable period for the prior year. These increases are in connection with the expansion of the Company's operations and commercialization of its thermal management products.

Net interest income/expense. Net interest income for the three month period ended September 30, 1999 decreased by $95,212 to $33,894 from $129,106 for the three month period ended September 30, 1998. Net interest income for the nine month period ended September 30, 1999 decreased by $76,666 to $166,459 from $243,125 for the nine month period ended September 30, 1998. These decreases reflect the higher cash and investment balances, in the prior year, due to receipts of proceeds from the Initial Public Offering ("IPO") in April, 1998.

Net loss. As a result of the foregoing, the net loss for the three month period ended September 30, 1999 decreased to $1,408,189 from $1,654,799 for the three month period ended September 30, 1998. Additionally, the net loss for the nine month period ended September 30, 1999 increased to $4,096,811 from $2,865,677 for the nine month period ended September 30, 1998.

Liquidity and capital resources. From its inception through September 30, 1999, the Company has incurred cumulative losses of approximately $9,084,000. The
Company has financed its operations to date through research and development contracts relating to United States government programs, bank borrowings and issuance of common stock and convertible preferred stock.

At September 30, 1999, the Company had working capital of $4,317,000, including cash and marketable securities of $2,923,000 accounts receivable billed of $1,753,000 and inventory of $684,000, offset by accounts payable of $810,000 and license fees payable of $194,000.

Cash used by operating activities was $4,246,000 and $3,744,000, for the nine month period ended September 30, 1999 and 1998, respectively. The principal factor contributing to the cash used in operating activities for the nine month period ended September 30, 1999 and 1998 was the net loss for each of the respective periods. Cash provided by investing activities was $653,000 for the nine month period ended September 30, 1999. The principal investing activities for 1999 were: a sales of marketable securities offset in part by an installment payment to TRDC for the agreement signed in September 1998, the purchase of the assets of Steele Incorporated, and the purchase of equipment for the development facility in North Carolina. Cash provided used in investing activities was $7,478,000 for the nine month periods ended September 30, 1998. The principal investing activity for 1998 was the purchase of short-term investments. Cash provided by financing activities was $12,876,000 for the nine month period ended September 30, 1998. The principal financing activities for the nine month period ended September 30, 1998 were the receipt of the net proceeds of $2,479,000 from the exercise of the Convertible Preferred Stock Option by one holder of record and of $10,397,000 from the Company's IPO.

The  Company  is  consolidating  its  North  Carolina   operations  to  a  newly
constructed facility located in Winston-Salem, North Carolina during the first quarter of fiscal 2000. The remaining cash requirements with respect to that relocation will be expended in the fourth quarter of 1999 and the first quarter of 2000. The total 1999 capital expenditures, including certain assets that may not be placed into service until the building completion in early 2000, are not expected to exceed $1,000,000.

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

The Company has incurred cumulative losses since its inception and, therefore, has not been subject to significant federal income taxes. Through September 30, 1999, the Company has generated net operating loss carryforwards of approximately $9,080,000, which may be available to reduce future available taxable income and future tax liabilities. These carryforwards expire in year 2018. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. Due to the cumulative effect of the IPO and the subsequent exercise of options or warrants in connection with other future sales of equity, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

Based on the Company's current operating plan, the Company believes that its available cash, cash flow from operations and available line of credit, will be sufficient to satisfy its operational and capital requirements through March 2000. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. In the event that the Company's plans change, or its available cash, cash flow from operations and available line of credit are insufficient to fund operations due to unanticipated delays, problems, expenses or otherwise, the Company would be required to seek additional financing sooner than anticipated. Further, depending on the Company's progress in marketing its product line, gaining acceptance of its thermal management technology and its other products and services among the business community or the identification of strategic acquisition or licensing opportunities, the Company may determine that it is advisable to raise additional capital sooner than was anticipated.


The Company has been evaluating various financing alternatives to increase cash available to fund operations during fiscal year 2000, including potential private equity sources.


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

         The Company will utilize its external software and service provider to reprogram, test and implement the software for the Year 2000 modification as needed, the cost of which is not expected to be significant. The Company evaluated the status of completion of Year 2000 modifications in the third quarter and will undertake all remaining necessary steps to seek to ensure its systems are Year 2000 compliant. In the event the Company is unable to resolve its Year 2000 modifications in a timely fashion, the business of the Company may be materially and adversely impacted.

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

         Those statements are subject to numerous risks and uncertainties that could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements, and reported results should not be considered an indication of future performance. Those potential risks and uncertainties include without limitation the uncertainty of the economic environment for the remainder of this year, the need for further development of certain of Frisby Technologies' products, markets and supply chain partners, the development of alternative technologies by third parties, Year 2000 issues affecting the Company and its customers and suppliers, and the uncertainty of market acceptance and demand for the Company's products in the future.

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

         Dated:  November 15, 1999

                                          FRISBY TECHNOLOGIES, INC.



                                       By:/s/ Gregory S. Frisby
                                          -------------------------------------
                                          President and Chief Executive Officer



                                       By:/s/ Stephen P. Villa
                                          -----------------------
                                          Stephen P. Villa
                                          Chief Financial Officer