Form 10KSB
period 1999-12-31
FRISBY TECHNOLOGIES INC
filed 2000-04-17
CIK 1051904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

 Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _____________ to _______________

                           Commission File No. 1-14005

                            FRISBY TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

           Delaware                                        62-1411534
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

         3195 Centre Park Boulevard, Winston-Salem, North Carolina 27107
               (Address of principal executive offices) (Zip Code)

                 77 East Main Street, Bay Shore, New York 11706
           (Former Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (336) 784-7754

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State issuer's revenues for its most recent fiscal year. $6,237,900

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 22, 2000 5,775,413

As of the close of business on March 22, 2000, the aggregate market value of the registrant's common stock held by non-affiliates computed by reference to the price at which the stock was sold was approximately $12,814,700. The shares are currently traded on the NASDAQ SmallCap Market under the symbols "FRIZ" for the Common Stock. The information required by Part III of this Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days.

Part I

Item 1. Description of Business.

General

     Frisby Technologies, Inc (the "Company" or "Frisby") is a developer and marketer of innovative branded thermal management products for use in a broad range of consumer and industrial products. The Company's patented, branded products - ComforTemp(R) DCC(TM) insulating and cooling materials and Thermasorb(R) thermal additives - provide thermal regulating benefits in both hot and cold environments. The Company's current products are used in such end-products as gloves, boots, athletic footwear, fashion apparel, performance outerwear and home furnishings. In addition, further applications are currently being identified with potential licensee/customers in the fields of medical devices, temperature controlled packaging, and automotive interiors.

     The Company believes that its thermal management technology is the first to combine the two distinct technologies of thermal management phase change materials ("PCMs") PCMs and microencapsulation to effect meaningful thermal performance improvements within applications across broad markets. Thermal management is the process by which the temperature of various materials can be controlled or manipulated. PCMs are materials that change from liquid to solid and solid to liquid as they release or absorb heat. Through the selection of PCMs, the Company has the ability to control the temperature at which the phase change occurs. Microencapsulation is the enclosing of PCMs inside a microscopic shell to maintain the integrity of the enclosed materials. Microencapsulation permits PCMs to be imbedded into a variety of host materials.

Products

     The Company's thermal management products consist of a series of thermal additives, which the Company sells under the brand name of Thermasorb(R), and host materials containing Thermasorb(R) which are sold under the brand name of ComforTemp(R) DCC(TM). Thermasorb(R) additives improve the thermal storage capacity of such host materials as foams, fabric packages, gels, plastics and rubber. In addition, these products address the expanding need for improved thermal management capabilities in a wide variety of commercial products. In response to the requirements of its licensee/customers, the Company has developed applications of its products in other host materials such as epoxy resins, gels, paints and composite materials.

     Thermasorb(R) additives are a series of thermal management materials developed using the latest advances in microencapsulation technology. Thermasorb(R) MicroPCMs are micron-sized particles in the form of a dry free-flowing powder, consisting of a heat absorbing core material encapsulated within 3M's proprietary, durable shell wall. Thermasorb(R) additives can improve the thermal storage capacity of a variety of host materials, including liquid, foam, epoxy, composite materials, plastics and gels. For example, Thermasorb(R) additives incorporated into solid materials enable those materials to absorb up to ten times more heat than traditional insulating materials. Thermasorb(R) additives are currently commercially available in a variety of temperature settings ranging from 43(degree)F to 122(degree)F. The variety of the Company's Thermasorb(R) additives allows for an engineered solution for a multitude of thermal requirements.

     ComforTemp(R)DCC(TM) products can be fabricated in different ways to have the ability to retain or exclude heat thereby maintaining a more constant temperature. ComforTemp(R)DCC(TM) materials recharge naturally depending on the individual level of physical activity or other external conditions. For cold weather apparel products, the greatest asset of ComforTemp(R)DCC(TM) is the ability to retain body heat during periods of activity and to release the heat back to the individual during periods of inactivity when the body is most in need of warmth. For hot weather products, ComforTemp(R) DCC(TM) can be used to facilitate the regulation of body heat generated during activity thereby providing a cooling effect. By transforming a substance into a ComforTemp(R)DCC(TM) enhanced material, the natural qualities of the host material are complimented while producing a substance with thermal management qualities.

Foams and Fabric Packages

     ComforTemp(R)DCC(TM) products are lightweight, breathable materials which have the added capability of wicking away moisture while maintaining comfort in extreme hot or cold climates. For cold weather apparel products, the greatest asset of ComforTemp(R)DCC(TM) is its ability to retain body heat during periods of activity and to release the heat back to the individual during periods of inactivity, when the body is most in need of warmth. This process is reversible. For hot weather products, ComforTemp(R)DCC(TM) can be used to facilitate the regulation of body heat generated during activity, thereby providing a cooling effect. ComforTemp(R)DCC(TM) can also be used as a therapeutic or "climate controlled" wrap for comfort or medical purposes.

     ComforTemp(R)DCC(TM) fabric packages are provided by the lamination or attachment by other means of ComforTemp(R)DCC(TM) foams to a wide variety of fabrics. ComforTemp(R)DCC(TM) can be combined with a wide variety of high performance fabrics using traditional fabrication techniques, such as lamination and sewing. The choice of fabric is typically made by the Company's licensee/customers in cooperation with the Company. A typical fabric used with ComforTemp(R) DCC(TM) in performance winter apparel is polar fleece from mills such as Malden Mills and Dyersburg. For active sports apparel, many licensee/customers select fabrics with superior moisture management properties such as CoolMax(R) from DuPont or fabrics with 2-way and 4-way stretch like Lycra(R) from DuPont.

     As a service to its licensee/customers, the Company may, from time to time, create fabric packages for the licensee/customers using one of the Company's approved laminators or fabricators, for which the Company receives a fee. Alternatively, the licensee/customers may have this process done by an approved fabricator.

         Other Host Materials

     ComforTemp(R)DCC(TM) gels, plastics and rubber compounds have also been developed. The Company's gels can either be free-flowing and flexible for use as a cold or warm compress or firm for use in footwear insoles or bike seat covers. Some of the gels are microwaveable and have been tested to provide prolonged warming compared to non- ComforTemp(R)DCC(TM) gels. The heated gels are useful for end products such as temperature sensitive packaging applications and for medical footwear inserts used by diabetes patients who typically suffer from cold extremities resulting from poor circulation.

         Finished Products

     The Company recently purchased substantially all of the assets of Steele & Associates ("Steele") and acquired Extreme Comfort, Inc. ("Extreme Comfort"). These two transactions enable the Company to sell finished products related to thermal management. For example, the Steele division of the Company markets and sells a line of micro-climate cooling vests under the SteeleVest(R) name. Extreme Comfort markets and sells a variety of electrically operated personal heating products under the Extreme Comfort(R) brand.

Purchasing

     The Company outsources all of its production needs for the core phase change materials, Thermasorb(R) MicroPCM, ComforTemp(R)DCC(TM) materials and anticipates that it will continue to do so for the foreseeable future. Currently, all of the Company's Thermasorb(R) additives are contract manufactured to specifications provided by the Company to 3M. The Company and 3M have entered into an arrangement that provides firm, fixed pricing for all of the Company's anticipated microcapsule production requirements pursuant to which the Company ensures its continuing access to such production capacity at acceptable terms. This arrangement requires certain minimum volume purchases. In the future, the Company may seek geographic diversity for its sources of Thermasorb(R).

     The Company currently relies upon three sources of foam in the U.S. and one in Europe.

     The Company monitors its products during each step of the manufacturing process for quality assurance purposes. Core PCM is tested to ensure that the quantity of heat the PCM can hold at different temperature levels adheres to the Company's product specifications. After encapsulation of core PCM, the shell wall is tested at 3M and validated by Frisby to ensure that the product satisfies its thermal requirements. The foam and other host products are tested prior to shipment to the Company's licensee/customers. Until the vendor has met certain quality assurance requirements, all testing is performed by the Company's quality assurance employees at the Company's North Carolina facility. For qualified, certified vendors, testing may be performed by third party representatives at the manufacturing site.

     The Company historically has not had material losses of inventory and has not experienced material losses due to cost and market fluctuations, overstocking or technology. The Company maintains certain minimal inventory requirements at every level of the manufacturing process (e.g. raw materials, intermediary materials and finished goods). This inventory is needed to satisfy scheduled customer orders as well as underanticipated requests and other potential sales opportunities.

Sales and Marketing

     Currently, the Company's strategy is based on (i) establishing relationships with world class market leaders for new product applications and launches, (ii) establishing ComforTemp(R)DCC(TM) as the recognized brand for dynamic climate control products, similar to GoreTex(R) (for waterproofing) and Thinsulate(TM) (for thermal insulation), and (iii) expanding through strategic industry alliances, joint ventures and cross-licensing of complementary products:

o Establishing relationships with market leaders for new product applications and launches:

     --   High-profile   licensee/customers  establish  credibility  for  Frisby
          brands

     --   Increase penetration with existing licensee/customers

     -- Revenue model includes significant product sales with increasing annual minimum purchase requirements

     -- Close collaboration with the Company's suppliers, licensee/customers and their customers that have requested expanded use of the Company's products

     o Establishing ComforTemp(R)DCC(TM) as the recognized brand for dynamic climate control products:

     --   Similar to "Gore-Tex" or "Thinsulate" Co-Branding Models

     -- The Company's brands benefit significantly from national promotional campaigns of licensee/customers

     -- Cooperative advertising leverages the Company's promotional spending and accelerates brand recognition with consumers

     -- Cost effective use of the Internet and QVC (where the Company's products are featured) help communicate brand and performance features to broad consumer base

o  Expanding  through   strategic   industry   alliances,   joint  ventures  and
cross-licensing of complementary products:

     -- Global sales alliances will dramatically increase the number of "feet on the street" selling for Company products

     -- Development alliances will help expand product offerings, reduce competition and accelerate time to market

     -- Short-term exclusive licenses with market leaders are designed to stimulate industry interest and target consumer support

     The Company seeks to enter into agreements with companies that have very strong brand names, excellent reputations for quality and performance and extensive and established sales and distribution networks. A typical license agreement with a licensee/customer: (i) identifies a defined end-use product area in which to develop and commercialize products; (ii) requires the strategic partner to purchase all of its requirements for ComforTemp(R)DCC(TM) materials from the Company; (iii) establishes minimum annual purchases of such materials;
(iv) grants to the strategic partner a license, which may or may not be exclusive, to use the Company's name and trademarks in conjunction with the products produced; and (v) establishes a high level of quality control to ensure each end product meets the Company's performance and quality standards.

     The Company's strategic partners are also required to co-brand the Company's products by including the Company's trademarks in all their marketing materials, point of sale displays, and sales promotion efforts for end-use products incorporating the Company's products. If necessary, the Company grants exclusivity for a limited period of time in order to establish relationships with market share leaders committed to pioneering the commercialization of certain specific end-use products to create demand for the Company's products, typically in a new field of use.

     The Company does a significant amount of business with a limited number of licensee/customers. Total revenues from the top two licensee/customers during each period comprised approximately 26% (14% and 12%) and approximately 53% (35% and 18%) of the Company's total revenues for the years ended December 31, 1999 and 1998, respectively. It is anticipated that this concentration will decline significantly with expanded revenues.

Advertising

     In addition to the coordinated efforts with licensee/customers, the Company uses a variety of communication tools in order to build brand name recognition of its Thermasorb(R) and ComforTemp(R)DCC(TM) products and trademarks. These include use of advertising in trade and consumer media, public relations professionals, direct mail, in-store displays and the Internet. Total expenses related to communication in 1999 and 1998 were $1,470,000 and $1,360,000, respectively. The Company has recently updated its Internet sites on the World Wide Web at www.frisby.com and www.comfortemp.com. These web sites provide information which end-users of the Company's products may use in conjunction with their own web sites. The Company has recently created the (multi-lingual) www.steele.com web site, the Company's first effort in e-commerce, where complete cooling garments are offered directly to the consumer. The Company is also generating sales with the web site www.extremecomfort.com. The sites promote the Company's products and brands as well as its licensees' products. The Company also attends and exhibits its products at numerous tradeshows during the year.

Research and Development

     Beginning in 1997, the product development focus shifted more toward commercialization of its product and related applications and away from government funded projects. The Company currently maintains several employees devoted to new applications and improvements to the Company's core technology. This effort is supplemented by existing and potential suppliers and licensee/customers of the Company's products who are developing new materials and processes within the field of their respective licenses, i.e., gels, foams, etc. The Company's license agreements provide it with at least joint ownership of any new intellectual property developed by its licensee/customers

Patents/Intellectual Property

     The Company signed an exclusive license agreement in 1995 with Triangle Research and Development Corporation ("TRDC") which holds innovative proprietary technology in microencapsulated and thermal management technologies and with which the Company had an existing agreement since 1991. The license gives the Company the exclusive worldwide right to develop and commercialize this technology with respect to certain applications in exchange for certain royalty payments. In order to expand its rights in the TRDC technology, in January 1998, the Company entered into an agreement with Outlast Technologies, Inc.
("Outlast") which expands the rights of the Company to include certain combinations of the Company's products with fibers and fabrics. In September 1998, the Company entered into an agreement with TRDC that reduced the Company's royalty rates. Additionally, the Company has been assigned TRDC's right to their original license agreement for fabrics with Outlast. This assignment will result in the Company receiving royalty income from Outlast subject to certain obligations to TRDC.

     The following table sets forth information regarding the patents currently owned by or licensed to the Company.


                                                                                        Patent Expiration
Date of Patent    Patent Number      Description                       Industry                  (year)
--------------    -------------      -----------                       --------                  ------

2/28/89           4,807,696         Thermal Energy Storage             Automotive,               2006
                                    Apparatus Using Encapsulated       Aerospace,
                                    PCMs.                              Electronics

3/27/90           4,911,232         Heat Transfer Using MicroPCM       Automotive                2007
                                    Slurries                           Computers, Electronics

4/16/91           5,007,478         MicroPCM Slurry Heat Sink          Computers, Electronics    2008

8/25/92           5,141,079         Cutting/Cooling Fluid              All Industries            2009

9/15/92           5,146,625         Cooling Vest                       All Industries            2009

7/6/93            5,224,356         Thermal Energy Absorbing and       Electronics               2010
                                    Conducting Potting Materials

3/1/94            5,290,904         Thermally Enhanced Heat Shields    Protective Apparel        2011

4/19/94           Des 346,063       Boot Warmer                        Footwear                  2011

4/26/94           5,305,471         Insulated Cooling Vest             All Industries            2011

11/22/94          5,366,801         Coated Fabric With Reversible      Protective Apparel        2011
                                    Enhanced Properties
5/16/95           5,415,222         Microclimate Cooling Garments      Protective Apparel        2012

1/16/96           5,484,448         Garment and Method for Cooling     All Industries            2013
                                    Body Temperature

3/19/96           5,499,460         Moldable Foam Insole with          Footwear                  2013
                                    Reversible Enhanced Thermal
                                    Storage

3/21/96           5,623,772         Foot-Warming System for a Boot     Footwear                  2013

6/10/97           5,637,389         Thermally Enhanced Foam            All Industries            2012
                                    Insulation

9/8/98            5,804,297         Thermal Insulating Coating         All Industries            2011
                                    Using MicroPCMs

1/14/98           0611330*          Coated Fabric With Reversible      All Industries            2013
                                    Enhanced Properties

9/1/99            0630195#          Moldable Foam Insole With          Footwear                  2013
                                    Reversible Enhanced Thermal
                                    Storage

#European Patent granted with respect to the invention covered by United States Patent No. 5,499,460
*European Patent granted with respect to the invention covered by United States Patent No. 5,366,801

     Note:   List  only   includes   patents   related  to  thermal   management
technologies. Other patents not related to non-core business where attained as a part of the Extreme Comfort acquisition.

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

     The Company and its partners have several patents pending and also intends to file for additional patents related to its technologies and products.

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

Competition

     The Company's Thermasorb(R) additives and ComforTemp(R)DCC(TM) foams compete with a wide variety of natural and synthetic insulating products, including other applications of MicroPCMs and bulk PCMs, open and closed cell foams, synthetic insulators (e.g., Thinsulate(R)), fleece, wool and down. The Company believes that its ComforTemp(R)DCC(TM) foams offer significant benefits over natural and synthetic insulation materials and foams not containing MicroPCMs because of (i) the ability of the ComforTemp(R)DCC(TM) foam to absorb heat and release it when cooling occurs; (ii) its lightweight, low bulk characteristics; (iii) its durability; (iv) its rechargeability; (v) its ability to be customized to a particular temperature within a wide range of temperatures in a wide variety of applications; (vi) its minimal maintenance requirements; and (vii) its ability to be combined with other available heat management materials. The Company's products also have the capacity to function reversibly. Depending on the placement of the ComforTemp(R)DCC(TM) foam, it may be engineered to absorb, reject or regulate heat.

     The Company competes directly with Outlast in certain applications. The license granted to Outlast by TRDC permits it to market applications of fibers and fabrics with reversible enhanced thermal storage properties ("MicroPCM Fibers and Fabrics"). The Company believes that the principal area of competition with Outlast involves applications where MicroPCM Fibers or Fabrics less than 2mm thick may be used instead of combinations including the Company's ComforTemp(R)DCC(TM) foam. The Company believes that products incorporating its ComforTemp(R)DCC(TM) foam will offer significant advantages over such fabric applications because fabrics will not have sufficient mass of MicroPCMs to provide a significant thermal management solution.

     The Company competes with other companies, such as Phase Change Laboratories, Inc., that utilize bulk PCMs primarily for heat retention products. The Company believes Thermasorb(R) additives and ComforTemp(R)DCC(TM) foams offer superior performance characteristics compared to its competitors' products because microencapsulation obviates the need for containment of the PCM in a sealed bag or other packaging which may tear or leak resulting in contamination of the end product.

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

Employees

     As of December 31, 1999, the Company employed approximately 32 full-time employees of which 5 were management personnel, 15 were sales personnel, 5 were product development personnel, 4 were administrative personnel, and 3 were inventory purchasing, quality assurance and warehouse personnel.

Item 2. Description of Properties

     The Company's North Carolina operations have been consolidated into the Frisby Technologies Center, a 20,000 square foot facility located on 8 acres at 3195 Centre Park Boulevard, Winston-Salem, North Carolina. This facility is used as corporate headquarters, sales and marketing offices, a technology development and test center and a warehouse. The lease includes a 12-year lease term and annual rent payments ranging from $147,000 to $202,000. The Frisby Technologies Center can be expanded in the future, if necessary.

     The Company also maintains a small office in Long Island, New York, for which it pays a nominal sum.

     The Steele division and Extreme Comfort unit each lease 2,000 square feet in Kingston, Washington and Eugene, Oregon, respectively.

     The Company's facilities and all of its operations are subject to the plant and laboratory safety requirements of various federal, state and local occupational safety and health laws. The Company believes it has complied in all material respects with regard to governmental regulations applicable to it.

Item 3. Legal Proceedings.

     The Company is not currently involved in any legal proceedings. In the ordinary course of its business, the Company, from time to time, may be subject to litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

     All matters submitted to a vote of security holders were contained in the Company's 1999 proxy statement.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's securities are traded on the NASDAQ SmallCap Market under the symbol "FRIZ".

     The outstanding shares of Common Stock are currently held by approximately 1,700 shareholders of record. The transfer agent and registrar is American Stock Transfer & Trust Company.

The following table sets forth the high and low closing prices for the Common Stock for the periods indicated.

                                                             High           Low
1999
Fourth Quarter........................................       $5.81          $4.00
Third Quarter.........................................       $6.75          $4.25
Second Quarter ......................................        $4.86          $3.25
First Quarter.........................................       $5.13          $3.63

1998
Fourth Quarter........................................       $5.75          $2.25
Third Quarter.........................................       $6.88          $3.00
Second Quarter........................................       $9.13          $6.50

     The Company has paid no dividends on its common stock for the last two years and does not expect to pay dividends in the future.

Item 6. Management's Discussion and Analysis or  Plan of Operation.

     The following management's discussion and analysis and this Form 10-KSB contain forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to numerous risks and uncertainties that could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements, and reported results should not be considered an indication of future performance. Those potential risks and uncertainties include without limitation; the need for further development of certain Frisby Technologies' products and markets, the development of alternative technologies by third parties, the uncertainty of the future economic environment, and the uncertainty of market acceptance and demand for the Company's products in the future.

     The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements.

General

     The following discussion should be read in conjunction with the Company's consolidated audited financial statements for the years ended December 31, 1999 and 1998, appearing elsewhere in this Form 10-KSB. The financial information for the year ended December 31, 1997 is presented for comparison purposes only.

     The following table sets forth certain operating data in dollars for the years indicated:

                                                                Years Ended December 31
                                                         1999            1998             1997
                                                         ----            ----             ----
Revenues:
     Product sales .........................        $ 5,528,000       $2,198,000       $ 474,000
     Research and development projects......            246,000          196,000         487,000
     Licenses and royalties.................            464,000          475,000         301,000
                                                        -------          -------         -------
Total revenues..............................          6,238,000        2,869,000       1,262,000
Cost of sales:
     Product sales..........................          4,491,000        2,126,000         452,000
     Research and development projects......            236,000          159,000         258,000
     Licenses and royalties.................            470,000          234,000         265,000
                                                        -------          -------         -------
Total costs of sales........................          5,197,000        2,519,000         975,000
                                                      ---------        ---------         -------


Gross profit................................          1,041,000          350,000         287,000
Selling and marketing expense...............          2,943,000        2,234,000         315,000
General and administrative expense..........          3,905,000        2,401,000         900,000
                                                      ---------        ---------         -------
Loss from operations........................        (5,807,000)      (4,285,000)       (928,000)
Interest (income) expense...................          (179,000)        (366,000)          37,000
                                                       -------         ---------         -------
Loss before income taxes....................        (5,628,000)      (3,919,000)       (965,000)
Provision for income taxes..................                --               --           45,000
                                                       -------         ---------         -------
Net loss ...................................      $ (5,628,000)     ($3,919,000)   $ (1,010,000)
                                                  =============     ============   =============
Net loss per common share - basic and diluted
                                                     $   (1.01)        $   (.84)       $   (.36)
                                                     ==========        =========       =========

Balance Sheet Data:

                                                         December 31,     December 31,
                                                             1998             1999
                                                       ------------------ -------------------

Working capital                                        $   8,515,000          $   1,957,000
Total assets                                              13,113,000              8,420,000
Long-term liabilities                                      1,467,000              1,420,000
Total liabilities                                          3,395,000              4,141,000
Total shareholders' equity                                 9,718,000              4,278,000

Years ended December 31, 1999 and 1998

     Revenues. The Company generates revenue from three primary sources: (i) sales of its Thermasorb(R) and ComforTemp(R)DCC(TM) products for use in its strategic partners' products; (ii) license fees and royalties from the use of Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-user products, as well as other fees earned in connection with its agreements with strategic partners; and (iii) revenue from research and development contracts related to the United States Government and from private companies. Total revenues for the year ended December 31, 1999 increased by $3,369,000 to $6,238,000 from $2,869,000 for the year ended December 31, 1998.

     The majority of this increase was generated by increased product sales. Product sales for the year ended December 31, 1999 increased by $3,330,000 to $5,528,000 from $2,198,000 for the year ended December 31, 1998. This product sales increase reflects three factors: (1) large increase in product sales purchased by existing customers such as Titleist and Footjoy Worldwide; (2) sales to new licensees such as Schoeller Textil AG and Pacific Coast Feathers; and (3) sales by the recently-acquired SteeleVest(R) and Extreme Comfort units.

     Cost of sales. The Company's cost of sales consists of: (i) direct and indirect costs incurred in connection with product sales; (ii) royalty payments required to be made in accordance with the technology licensing agreements;
(iii) the amortization expense associated with the transaction with the inventor to lower the royalty rates (described in Note 10 to the consolidated financial statements); and (iv) direct and indirect costs incurred in connection with revenue from research and development contracts. Total cost of sales for the year ended December 31, 1999 increased by $2,678,000 to $5,197,000 from $2,519,000 for the year ended December 31, 1998.

The majority of this increase was generated by increased product sales. Cost of sales related to products for the year ended December 31, 1999 increased by $2,365,000 to $4,491,000 from $2,126,000 for the year ended December 31, 1998.
This increase corresponds to the product sales increase above. Gross margin on product sales increased in 1999 over 1998 due to lower ComforTemp(R) costs from new foam manufacturers. The Company expects these improvements will continue to benefit future margins.

Additionally, cost of sales related to license fees and royalties for the year ended December 31, 1999 increased by $236,000 to $470,000 from $234,000 for the year ended December 31, 1998 due to amortization of intangible and royalties expense related to the transaction with the inventor.

     Selling and marketing expense. Selling and marketing expenses for the year ended December 31, 1999 increased by $709,000 to $2,943,000 from $2,234,000 for the year ended December 31, 1998. This increase results from the Company's increased marketing and advertising activity in order to build brand name recognition of its ComforTemp(R) products and trademarks. These activities included the hiring of additional sales personnel, advertising placements in many national trade and consumer publications and tradeshow participation. Additionally, selling expense related to the recently acquired SteeleVest(R) and Extreme Comfort units contributed to this increase.

     General and administrative expense. General and administrative expenses for the year ended December 31, 1999 increased by $1,504,000 to $3,905,000 from $2,401,000 for the year ended December 31, 1998. The increase reflects the increase in personnel and personnel-related expenses. Additionally, fees and expenses paid to consultants have also increased over the comparable period for the prior year. These increases are in connection with the expansion of the Company's operations and commercialization of its thermal management products. The Company does not anticipate general and administrative expenses to increase significantly under the current business model.

     Interest income. Interest income for the year ended December 31, 1999 decreased by $188,000 to $179,000 from $367,000 for the year ended December 31, 1998. This decrease reflects the higher cash and investment balances in the prior year, due to receipts of proceeds from the Initial Public Offering ("IPO") in April 1998 and the use of cash throughout the subsequent twenty-one month period.

     Net loss. As a result of the foregoing, the net loss for the year ended December 31, 1999 increased to $5,628,000 from $3,919,000 for the year ended December 31, 1998.

Liquidity and Capital Resources

     From its inception through December 31, 1999, the Company has incurred cumulative losses of approximately $10,615,000. The Company has financed its operations to date through research and development contracts relating to United States government programs, bank borrowings and issuance of common stock and convertible preferred stock.

     At December 31, 1999, the Company had working capital of $1,957,000, including cash of $1,172,000, accounts receivable of $1,849,000 and inventory of $1,097,000, offset by accounts payable of $1,622,000 and accrued expenses and other current liabilities of $1,099,000.

     Cash used by operating activities was $5,778,000 and $4,554,000 respectively, for the years ended December 31, 1999 and 1998. The principal factor contributing to the cash used in operating activities for the year ended December 31, 1999 and 1998 were the net loss for each of the respective periods. Cash provided by investing activities was $481,000 for the year ended December 31, 1999. The principal investing activities for 1999 were: a sale of marketable securities offset in part by an installment payment to TRDC for the agreement signed in September 1998, the purchase of the assets of Steele, the acquisition of Extreme Comfort and the purchase of equipment for the development facility in North Carolina. The principal investing activity for 1998 was the purchase of short-term investments. Cash provided by financing activities was $13,002,000 for the year ended December 31, 1998. The principal financing activities for the year ended December 31, 1998 was the receipt of the net proceeds of $2,479,000 from the exercise of a Convertible Preferred Stock Option and of $10,523,000 from the Company's IPO.

     The Company has incurred cumulative losses since its inception and, therefore, has not been subject to significant federal income taxes. Through December 31, 1999, the Company has generated net operating loss carryforwards in excess of $9,700,000 that may be available to reduce future available taxable income and future tax liabilities. These carryforwards expire in years through 2019. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the IPO, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

     As of December 31, 1999, the Company has a $2,000,000 line of credit with a bank. The line of credit bears interest at the lower of the bank's prime rate or a two point spread versus the London Interbank Overnight Rate ("LIBOR"). The full amount of the line was available. In February, 2000 the Company entered into a revised $2,000,000 line of credit with another bank. This new line ("the New Line") replaced the existing line and is maintained for working capital purposes at least until an equity or debt investment is secured. The New Line is a committed facility, which is secured by substantially all of the Company's assets, and bears interest at the bank's prime rate plus 200 basis points.

     On April 14, 2000 the Company received a firm commitment letter from an investor group for $4 million of a potential aggregate equity transaction in the Company of up to $7.5 million. The proposed transaction includes both the Company's common stock and warrants and has been approved by the Company's Board of Directors. The Company anticipates that this transaction will close on or before May 15, 2000.

     The Company has signed a definitive agreement with Schoeller Textil AG for the establishment of Schoeller Frisby Technologies GmbH, a joint venture to expand the European distribution of the Company's products. The Company believes that the initial equity and debt contribution to this joint venture will not exceed $1 million. The joint venture began operations in January 2000.

     Based on the Company's current operating plan, the Company believes that the cash available as a result of the committed portion of the financing activity mentioned above will be sufficient to satisfy its operational and capital requirements through December 2000. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. In the event that the Company's plans change, or its available cash, cash flow from operations and available line of credit are insufficient to fund operations due to unanticipated delays, problems, expenses or otherwise, the Company would be required to seek additional financing sooner than anticipated. Further, depending on the Company's progress in marketing its product line, gaining acceptance of its thermal management technology and its other products and services among the business community or the identification of strategic acquisition or licensing opportunities, the Company may determine that it is advisable to raise additional capital sooner than was anticipated.

Inflation

     The impact of general inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

Year 2000

     During 1999, Frisby successfully completed its comprehensive program to address the Year 2000 issue. As expected, the Company did not experience any material adverse effects on its business, products, results of operations or financial condition as a result of the Year 2000 issue. Frisby will continue to monitor its own operations, and the operations of third parties that are critical to Frisby's operations, for potential Year 2000-related problems. However, the Company does not anticipate that it will discover any future Year 2000 issues that will have a material effect on its business products, results of operations or financial condition.

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

3.1      Amended and Restated Certificate of Incorporation

10.1     Amended MUSI Stockholder Agreement

(c) The following exhibit is hereby incorporated by reference from the corresponding exhibits filed with the Company's Form 10-QSB for the fiscal quarter ended June 30, 1998:

10.25  Consulting  Agreement  dated April 13, 1998  between the Company and GGC,
Inc.

(d) The following exhibit is incorporated by reference from the corresponding exhibits filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1998:

10.7.1.1 Amendment to License Agreement between the Company and TRDC

(e)      Exhibits

10.27 Loan Agreement dated February 29, 2000 by and between the Company and Bank of America, N.A.

10.28 Lease Agreement dated January 14, 2000 by and between the Company and Visible Goth, LLC

23.1 Consent of Independent Auditors

27.1 Financial data schedule

(f)      Reports on Form 8-K

         None.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Frisby Technologies, Inc.

                                       By:  /s/ Gregory S. Frisby
                                            ---------------------
                                            Gregory S. Frisby
                                            Chief Executive Officer

Dated:  April 14, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

            Signature                                     Title                                Date

/s/ Gregory S. Frisby               Chairman of the Board of Directors; CEO            April 14, 2000
---------------------------
Gregory S. Frisby

/s/ Stephen P. Villa                Chief Financial Officer and Treasurer              April 14, 2000
---------------------------
Stephen P. Villa

/s/ Jeffry D. Frisby                Director                                           April 14, 2000
---------------------------
Jeffry D. Frisby

/s/ Pietro A. Motta                 Director                                           April 14, 2000
---------------------------
Pietro A. Motta

/s/ Domenico DeSole                 Director                                           April 14, 2000
---------------------------
Domenico DeSole

/s/ Robert C. Grayson               Director                                           April 14, 2000
---------------------------
Robert C. Grayson

Item 7. Financial Statements.

                            Frisby Technologies, Inc.

                   Index to Consolidated Financial Statements



Report of Independent Auditors.....................................................................    F-2

Consolidated Balance Sheet as of December 31, 1999.................................................    F-3

Consolidated Statements of Operations for the Years Ended December 31,
   1999 and 1998...................................................................................    F-4

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 1999 and 1998................................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
   1999 and 1998 ..................................................................................    F-6

Notes to Consolidated Financial Statements.........................................................    F-7

                         Report of Independent Auditors


The Stockholders
Frisby Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Frisby Technologies, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frisby Technologies, Inc. as of December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                /s/ Ernst & Young LLP



Winston-Salem, NC
January 27, 2000, except for Note 12 as
to which the date is April 14, 2000

                            Frisby Technologies, Inc.
                           Consolidated Balance Sheet

                                                                          December 31,
                                                                              1999
                                                                      -------------------
Assets
Current assets:
    Cash and cash equivalents ............................................   $  1,171,579
    Accounts receivable, less allowance for doubtful accounts of $60,000 .      1,849,436
    Inventory ............................................................      1,097,049
    Prepaid expenses and other current assets ............................        559,820
                                                                             ------------
Total current assets .....................................................      4,677,884
Property and equipment, net ..............................................        604,921
Intangible assets, less accumulated amortization of $284,391..............      2,838,603
Other assets .............................................................        298,439
                                                                             ------------
Total assets .........................................................       $  8,419,847
                                                                             ============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable .....................................................   $  1,622,280
    Note payable - short term ............................................        549,981
    Accrued expenses and other current liabilities .......................        239,999
    License fees payable .................................................        282,565
    Deferred license revenues ............................................         26,254
                                                                                   ------
Total current liabilities ................................................      2,721,079
Accrued license agreement costs ..........................................        120,250
Other liability ..........................................................      1,300,000
                                                                                ---------
Total liabilities ........................................................      4,141,329

Commitments and contingencies

Stockholders' equity:
    Preferred Stock, 1,000,000 shares authorized;
      no shares issued and outstanding
    Common Stock, $.001 par value; 10,000,000 shares authorized;
      5,748,113 shares issued and outstanding ............................          5,748
    Additional paid-in capital ...........................................     14,888,201
    Accumulated deficit ..................................................    (10,615,431)
                                                                              -----------
Total stockholders' equity ...............................................      4,278,518
                                                                                ---------
Total liabilities and stockholders' equity ...............................   $  8,419,847
                                                                             ============

                             See accompanying notes.

                            Frisby Technologies, Inc.
                      Consolidated Statements of Operations

                                                                                         Year ended
                                                                                        December 31,
                                                                                        ------------


                                                                              1999                       1998
                                                                       --------------------        -------------------

Revenues:
   Product sales                                                          $     5,528,437             $    2,198,275
   Research and development projects                                              245,640                    196,345
   Licenses and royalties                                                         463,823                    474,519
                                                                       --------------------        -------------------

Total revenues                                                                   6,237,900                 2,869,139
                                                                       --------------------        -------------------

Cost of sales:
    Product sales                                                                4,490,693                 2,125,730
    Research and development projects                                              235,738                   158,856
    Licenses and  royalties                                                        470,559                   234,403
                                                                       --------------------        -------------------

Total cost of sales                                                              5,196,990                  2,518,989
                                                                       --------------------        -------------------

Gross profit                                                                     1,040,910                    350,150
Selling and marketing expense                                                    2,943,284                  2,234,499
General and administrative expense                                               3,904,611                  2,400,930
                                                                       --------------------        -------------------

Loss from operations                                                           (5,806,985)                (4,285,279)
Interest income, net                                                               178,679                    366,635
Provision for income taxes                                                              --                         --
                                                                       ====================        ===================

Net loss                                                               $        (5,628,306)           $   (3,918,644)
                                                                       ====================        ===================

Net loss per common share - basic and diluted                          $             (1.01)              $     (0.84)
                                                                       ====================        ===================


Shares used in the calculation of  basic and
    diluted net loss per common share                                            5,570,005                  4,637,325
                                                                       ====================        ===================


                             See accompanying notes.

                            Frisby Technologies, Inc.
            Consolidated Statements of Stockholders' Equity


                                     Preferred Stock              Common Stock
                                     ---------------              ------------

                                   Shares        Amount          Shares       Amount
                                   ------        ------          ------       ------

Balance at
       January 1, 1998......           --          --           3,280,613     $3,281

Net loss ...................           --          --             --             --

Unrealized gains on
  marketable securities ....           --          --             --             --


Comprehensive (loss) .......           --          --             --             --

Exercise of preferred stock
  option, net of $21,000 of
  related costs and expenses        587,500     $2,479,000        --             --

Initial public offering, net
  of  $2,495,907 of related
  costs and expenses .......           --          --           1,840,000      1,840

Issuance of options and
  warrants to consultants
  and pursuant to
  acquisition of  intangible
  assets ...................           --          --             --             --
                                   -------      ----------      ---------     ------

Balance at December 31, 1998       587,500       2,479,000      5,120,613      5,121





Conversion of
Preferred Stock ............      (587,500)    (2,479,000)        587,500        587

Net Loss ...................           --              --              --         --

Sale of Marketable
   Securities ..............           --              --              --         --

Comprehensive (loss)........           --              --              --         --

Issuance of Common Stock
Pursuant to acquisition of
Extreme Comfort.............           --               --        40,000          40
                                  -------      -----------        ------          --
Balance at December 31, 1999           --      $        --     5,748,113      $5,748
                                  =======      ===========     =========      ======




                                                  Accumulated
                                    Additional       Other
                                     Paid-In     Comprehensive  Accumulated
                                     Capital        Income        Deficit          Total
                                     -------        ------        -------          -----

Balance at
       January 1, 1998......        $1,540,575        --       $(1,068,481)       $475,375

Net loss ...................           --             --        (3,918,644)     (3,918,644)

Unrealized gains on
  marketable securities ....           --           21,000            --            21,000
                                                                                    ------

Comprehensive (loss) .......           --             --              --        (3,897,644)

Exercise of preferred stock
  option, net of $21,000 of
  related costs and expenses           --             --              --         2,479,000

Initial public offering, net
  of  $2,495,907 of related
  costs and expenses .......       10,382,253         --              --        10,384,093

Issuance of options and
  warrants to consultants
  and pursuant to
  acquisition of  intangible          277,000         --              --           277,000
  assets ...................       ----------       ------      -----------     ----------

Balance at December 31, 1998       12,199,828       21,000      (4,987,125)      9,717,824



Conversion of
Preferred Stock ............       2,478,413          --              --              --

Net Loss ...................            --            --        (5,628,306)    (5,628,306)

Sale of Marketable
   Securities ..............            --        (21,000)            --          (21,000)
                                                                                  --------

Comprehensive (loss)........            --            --              --       (5,649,306)

Issuance of Common Stock
Pursuant to acquisition of
Extreme Comfort............         209,960            --               --          210,000
                                    -------       -------     ------------       ----------
Balance at December 31, 1999    $14,888,201      $     --     $(10,615,431)      $4,278,518
                                ===========      ========     ============       ==========

                             See accompanying notes

                                      F-5

                            Frisby Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                    Year ended
                                                                                   December 31,
                                                                           -----------------------------
                                                                               1999             1998
                                                                               ----             ----
Operating activities
Net loss ...............................................................   $ (5,628,306)   $ (3,918,644)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ....................................        177,658          37,003
      Non cash consulting expense ......................................         70,000         180,000
      Amortization of intangibles ......................................        233,091          51,300
      Provision for doubtful accounts ..................................          5,000          30,000
      Changes in assets and liabilities, prior to effect of acquisition:
         Accounts receivable ...........................................       (785,105)       (723,532)
         Inventory .....................................................       (308,202)       (423,883)
         Other current assets ..........................................         50,308        (491,904)
         Other non-current assets ......................................         93,653            --
         Accounts payable ..............................................        471,369         318,410
         Accrued expenses and other current liabilities ................       (145,533)        322,390
         License fees payable ..........................................         92,838          24,086
         Deferred license revenues .....................................       (104,996)         41,250
                                                                           ------------    ------------
Net cash used in operating activities ..................................     (5,778,225)     (4,553,524)
                                                                           ------------    ------------

Investing activities
Purchases of property and equipment ....................................       (472,845)       (447,878)
Purchases of short-term investments ....................................           --        (9,956,255)
Proceeds from sale of short-term investments ...........................      1,534,684       8,421,572
Purchase of intangible assets ..........................................       (400,000)       (325,000)
Purchase of business, net of cash acquired .............................       (180,801)           --
                                                                           ------------    ------------
Net cash provided by (used in) investing activities ....................        481,038      (2,307,561)
                                                                           ------------    ------------
Financing activities
Net proceeds from exercise of convertible preferred stock option .......           --         2,479,000
Net proceeds from initial public offering ..............................           --        10,523,001
Payment of transaction costs ...........................................        (47,372)           --
                                                                           ------------    ------------
Net cash (used in) provided by financing activities ....................        (47,372)     13,002,001
                                                                           ------------    ------------
Net (decrease) increase in cash and cash equivalents ...................     (5,344,559)      6,140,916
Cash and cash equivalents - beginning of period ........................       6,516,138        375,222
                                                                           ------------    ------------
Cash and cash equivalents - end of period ..............................   $  1,171,579    $  6,516,138
                                                                           ============    ============


                             See accompanying notes

                            Frisby Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999




1.       Summary of Significant Accounting Policies

Organization and Business

     Frisby Technologies, Inc. and its subsidiary (the "Company") is engaged in one business segment, the development and commercialization of branded thermal management products for use in a broad range of consumer and industrial products. The Company's Thermasorb(R) and ComforTemp(R) DCC(TM) products utilize licensed patents and the Company's proprietary MicroPCM technology to enhance thermal characteristics (i.e., insulation, cooling or temperature control properties) in a variety of consumer and industrial products.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Revenues from sales of products are recognized upon shipment. License revenues are recorded ratably over the license period, which generally ranges between two and three years. Royalty revenues are recorded when the Company's strategic partners report sales of products containing Thermasorb(R) and ComforTemp(R) DCC(TM).

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

     Intangible assets, consisting of goodwill from acquisitions, the assignment of rights under a third-party license agreement and the reduction of future license and royalty fees, are being amortized on a straight-line basis over estimated life of the underlying asset.

Net Loss Per Share

     The denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 1999 and 1998 was 5,570,005 and 4,637,325, respectively; the weighted-average shares. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of stock options and warrants (Notes 5,6, and 10) as the effect of such exercises would be antidilutive.

Fair Value of Financial Instruments

     The reported amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values.

Inventories

     Inventories consist substantially of finished goods and are stated at the lower of cost or market. Cost is determined by the weighted-average method.

Advertising and Promotional Expense

     The cost of advertising, including creation and placement, and promotional activities is expensed as incurred. The Company incurred approximately $1,470,000 and $1,360,000 of advertising and promotional costs for the years ended December 31, 1999 and 1998, respectively.

Long-Lived Assets

     The Company reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses if there are indicators of impairment.

Stock Based Compensation

     Stock based compensation expense for the Company's employee stock option plan is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share required by Statement of Financial Accounting Standards ("SFAS') No. 123, Accounting for Stock-Based Compensation is set forth in Note 6.

Recent Accounting Pronouncements

     In June 1998, the Financial Standards Board issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 2000. Under the statement, all derivatives will be required to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, change in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Under the statement, any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No.133 will have on the earnings and financial position of the Company.

Reclassifications

     Certain amounts in prior years have been reclassified to conform with the current period presentation.

2.       Significant Concentrations

     The Company currently outsources the manufacture of all of its products, including Thermasorb(R) and ComforTemp(R) DCC(TM), to a limited number of manufacturers. In September 1998, the Company and a supplier entered into a Memorandum of Understanding (see Note 10(c)), for its anticipated Thermasorb(R) requirements. Four licensed vendors currently manufacture the Company's ComforTemp(R) DCC(TM) foam products.

     The Company does a significant amount of business with a limited number of licensee/customers. Total revenues from the top two licensee/customers during each period comprised approximately 26% (14% and 12%) and approximately 53% (35% and 18%) of the Company's total revenues for the years ended December 31, 1999 and 1998, respectively.

     At December 31, 1999, two licensee/customers accounted for approximately 27% (16% and 11%) of the Company's accounts receivable. The Company performs credit evaluations of its strategic partners' financial condition and payment history prior to extending credit. Consistent with industry standards, receivables are payable in accordance with the terms of the underlying contracts and collateral is not required.

3.       Property and Equipment

     Property and equipment consist of the following as of December 31, 1999:


                 Leasehold  improvements .....   $   56,391
                 Furniture ...................       16,362
                 Equipment ...................      957,270
                                                 ----------
                                                  1,030,023
                 Less accumulated depreciation      425,102
                                                 ----------
                                                 $  604,921
                                                 ==========

4.       Line of Credit

     During 1999, the Company's existing available line of credit with a bank (the "Line"), was renewed at a limit of $2,000,000. The Line is maintained for working capital purposes. The Line bears interest at the lower of the bank's prime rate or a two point spread versus the London Interbank Overnight Rate ("LIBOR") and expires on June 30, 2000. At December 31, 1999 no amounts were outstanding under the Line. Substantially all of the Company's assets are pledged as security for any outstanding borrowing under the Line. See Note 12.

     As part of the Extreme Comfort acquisition, the Company assumed an existing line of credit that had outstanding advances of $549,981. This amount was fully repaid in January 2000 and the line of credit was terminated.

5.       Stockholders' Equity

     On December 29, 1997, the Company sold 441,327 shares of Common Stock and an option to purchase 587,500 shares of the Company's Convertible Preferred Stock at an exercise price of $4.26 per share expiring on February 27, 1998 in a private placement for an aggregate purchase price of $2,500,000. The Company allocated $353,000 of the purchase price as the estimated value of the option. This transaction resulted in net proceeds of approximately $1,543,000, after the payment of related costs and expenses. On February 27, 1998, the foreign investor exercised the Convertible Preferred Stock option. This transaction resulted in net proceeds to the Company of $2,479,000, after the payment of related costs and expenses. Each share of Convertible Preferred Stock was convertible into one share of Common Stock on April 6, 1999.

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

     In April 1998, the Company entered into a consulting agreement with a company controlled by a member of the Company's Board of Directors. In addition to a monthly fee, the Company issued warrants to purchase 110,000 shares of the Company's Common Stock at an exercise price of $7.25 per share expiring in April 2003. Additionally, the Company issued options to consultants to purchase 4,000 shares of the Company's Common Stock at an exercise price of $7.00 per share expiring in April 2003. The exercise prices of the above mentioned warrants and options were equal to the market price of the Company's Common Stock at the date of grant. The aggregate fair market value of these warrants and options of $250,000 is being charged to expense over the respective service periods.

6.       Stock Based Compensation Plan

     In March 1998, the stockholders adopted a Stock Option plan pursuant to which 250,000 shares of Common Stock are reserved for issuance to key employees, officers, directors and consultants of the Company. In June 1999, the stockholders voted to increase the shares of Common Stock under the Plan to 750,000.

         The following table summarizes activity in stock options:

                                                                Shares                        Weighted-
                                                                 Under                         Average
                                                                Option                      Exercise Price
                                                          --------------------     ---------------------------------

    Balance at December 31, 1997                                 --                     $ --
    Grants                                                    190,500                   $6.29
    Forfeitures                                               (14,000)                  $7.00
                                                          --------------------
    Balance at December 31, 1998                              176,500                   $6.23
    Grants                                                    174,950                   $4.09
    Forfeitures                                               (1,000)                   $3.63
                                                          --------------------
    Balance at December 31, 1999                              350,450                   $5.18
                                                          --------------------



    Weighted-average fair value of
    option issued during 1999                                                           $2.06


     The following table summarizes information about stock options outstanding as of December 31, 1999:

                                                                                                Weighted-
                                                                                                 Average
                                                                                                Remaining
                                                 Options                 Options               Contractual
                 Exercise Price                Outstanding             Exercisable                 Life
             ------------------------     ---------------------    -------------------     --------------------

                     $3.00                        5,000                   1,250                    3.90
                     $3.19                        2,500                     625                    3.75
                     $3.56                       16,500                   4,125                    3.90
                     $3.63                      108,700                  27,425                    9.50
                     $3.69                       10,000                  10,000                     .25
                     $4.38                       15,000                      --                    4.15
                     $4.88                        7,500                      --                    4.08
                     $4.50                       22,500                   2,500                    6.50
                     $5.19                          250                      --                    9.75
                     $5.25                       10,000                      --                    9.75
                     $5.44                       10,000                      --                    4.60
                     $5.50                       10,000                  10,000                     .25
                     $7.00                       97,500                  97,500                    3.25
                     $7.25                       35,000                  35,000                    3.25
                                          ---------------------    -------------------
                                                350,450                 188,425
                                          =====================    ===================

     At December 31, 1999, the Company has reserved 1,120,000 shares of common stock for issuance of all options and warrants outstanding.

     Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value of that statement. The fair value for these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted-average assumptions for the year ended December 31, 1999: risk-free interest rate of 5.0%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of
0.70 and a weighted-average expected life of the options of three years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

Pro forma net loss                                            $     (5,729,743)
                                                              =================
Pro forma basic and diluted loss per share                    $          (1.03)
                                                              =================

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

7.       Income Taxes

     Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences expected to be recovered or settled. Significant components of the Company's deferred tax assets and liabilities are as follows:

Accounts receivable reserve                       $12,000
License agreement costs                            47,000
Deferred license revenues                          52,000
Net operating loss carryforward                 1,839,000
                                                ---------
  Total deferred tax assets                     1,950,000
Valuation allowance for deferred tax assets    (1,950,000)
                                               ----------
  Net deferred tax assets                      $    --
                                               ==========

     As a result of losses from operations through December 31, 1999, the Company has available a net operating loss carryforward ("NOL") of approximately $9,719,000 for Federal income tax purposes that expires in years through 2019. Utilization of the NOL is subject to an annual limitation under Internal Revenue Code Section 382 due to certain ownership changes the Company underwent in 1998.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the NOL can be utilized and the temporary differences become deductible. Since the Company has incurred losses in previous years and it anticipates additional losses in 2000, the Company has established a valuation allowance for deferred tax assets at December 31, 1999.

     The income tax benefit differs from the amounts computed by applying the statutory United States Federal income tax rate as a result of the following:

                                                                                     Year Ended
                                                                                     December 31,
                                                                                  1999                1998
                                                                       ----------------    ---------------
Benefit for Federal income taxes at the statutory rate.................    $(1,913,624)       $(1,332,339)
State income taxes, net of Federal income tax benefit..................       (249,741)          (134,229)
Permanent differences..................................................          9,279            (8,759)
Other    ..............................................................         (6,563)           (19,326)
Losses not currently deductible........................................       2,160,649          1,494,653
                                                                          -------------      -------------
                                                                         $    -----         $    -----
                                                                         ==============     ==============

8.       Related Party Transactions

     (a) Frisby Aerospace, Inc. ("Frisby Aerospace"), certain former stockholders of which were also stockholders of the Company, charged the Company for space and related services in 1998. These charges, which were non-interest bearing, were based upon estimates of square footage used for facilities and actual expenses incurred by Frisby Aerospace on behalf of the Company. Management believes that such allocations were reasonable. These charges aggregated approximately $36,000 for the year ended December 31, 1998 and were included in cost of sales in the accompanying statements of operations.

9.       Acquisitions

     During 1999, the Company acquired selected assets of Steele and Associates, Inc. and acquired 100% of the outstanding shares of Extreme Comfort, Inc. These acquisitions have been accounted for as purchase transactions and consist of the purchase of assets with an estimated fair value of $200,800 and the assumption of liabilities of $643,774. Goodwill associated with the acquisitions is being amortized using the straight-line method over 10 years.

     The results of operations of these acquisitions have been included in the Company's financial statements beginning on the date the acquisitions were consummated. The aggregate pro forma impact on the Company's operations, operating income and earnings per share is not material to the consolidated results of the operations.

10.      License Arrangements and Other Commitments

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

                  2000                                  $102,000
                  2001                                   126,000
                  2002 and thereafter                    150,000

     The Company is expensing such minimum annual payments on a straight-line basis over the period in which such payments fluctuate. Accordingly, the charge was approximately $73,000 for each of the years ended December 31, 1999 and 1998.

     In September 1998, the Company entered into an agreement with TRDC that reduced the Company's existing royalty rates described above to 1% to 2% of product sales revenue and 10% to 12.5% of license fees and royalty revenues. Additionally, the Company has been assigned TRDC's right to their original license agreement for fabrics with Outlast. This assignment resulted in the Company receiving royalty income from Outlast Technologies, Inc. ("Outlast") subject to certain payback to TRDC. As consideration, the Company has given TRDC a combination of cash, stock options and a put agreement.

     (b) The rights to the TRDC Technology relating to MicroPCM Fibers and Fabrics were licensed by TRDC to Outlast prior to the Company obtaining the TRDC License. In order to expand its rights in the TRDC Technology, in January 1998, the Company entered into an agreement with Outlast, which expands the rights of the Company to include certain combinations of the Company's products with fibers and fabrics. The agreement provides for the Company to meet minimum annual payments of $350,000 to $600,000 per year from 2000 through 2002, provided the Company elects to maintain the exclusivity granted by the license. The Company expensed the minimum annual payment of $250,000 and $150,000 in 1999 and 1998, respectively. If subsequent to the initial licensing period the Company elects to extend the exclusivity granted by the license, the minimum annual payment for the five years thereafter will be $1,000,000.

     (c) The Company and its Thermasorb(R) supplier have entered into an Memorandum of Understanding for a long-term supply agreement that provides firm, fixed pricing for all of the Company's anticipated requirements for Thermasorb(R) additives. The agreement includes annual purchase requirements over the term of the agreement and subjects the Company to a maximum penalty of $1,960,000 if no future purchases are made.

     (d) In February 1999, the Company entered into an operating lease agreement with an unrelated entity for a facility in North Carolina. The Company completed its move into this facility during January 2000. The lease term is for 12 years and monthly payments are expected to commence in April, 2000. This lease includes scheduled rent escalations throughout the lease term, which will be expensed on a straight-line basis over the lease term. The Company has also entered into several operating leases for computer equipment. Rent expense was approximately $207,000 and $89,000 for the years ended December 31, 1999 and 1998, respectively. Future minimum payments under these leases are as follows:

               2000                     $   206,000
               2001                         178,000
               2002                         153,000
               2003                         183,000
               2004                         183,000
            Thereafter                    1,359,000
                               ------------------------
                                        $ 2,262,000
                               ========================

     Upon execution of the North Carolina lease, the Company will receive an equity interest in the lessor, which vests after the twelve-year lease period. Notwithstanding the equity interest, the Company believes that the rental payments represent an arms-length price for the lease.

11.      Retirement Plan

     Substantially all employees meeting certain service requirements are eligible to participate in a 401(k)/Profit Sharing Plan. The Company currently matches 50% of the employee's first 6% pre-tax contribution. The Company matching contribution and any related plan fees were approximately $43,100 and $7,300 for the year ended December 31, 1999 and 1998, respectively. Under the Plan, participants are permitted to contribute from their compensation any amount up to the lesser of 12% of their annual gross salary or the maximum deferral allowed under the Internal Revenue Code.

     The Company is entitled to also make optional profit sharing contributions at its discretion. During the years ended December 31, 1999 and 1998, the Company did not make any profit sharing contributions to the Plan.

12.       Subsequent Events

     In February, 2000 the Company entered into a revised $2,000,000 line of credit with another bank. This new line ("the New Line") replaced the existing line and is maintained for working capital purposes at least until an equity or debt investment is secured. The New Line is a committed facility, which is secured by substantially all of the Company assets, and bears interest at the bank's prime rate plus 200 basis points. The New Line includes the possibility that a personal guarantee of the CEO and another board member will be required.

     On April 14, 2000 the Company received a firm commitment letter from an investor group for $4 million of a potential aggregate equity transaction in the Company of up to $7.5 million. The proposed transaction includes both the Company's common stock and warrants and has been approved by the Company's Board of Directors. Based on the Company's current operating plan, the Company believes that the cash available as a result of the committed portion of the financing activity mentioned above will be sufficient to satisfy its operational and capital requirements through December 2000. The Company anticipates that this transaction will close on or before May 15, 2000.

     The Company has signed a definitive agreement with Schoeller Textil AG for the establishment of Schoeller Frisby Technologies GmbH, a joint venture to expand the European distribution of the Company's products. The Company believes that the initial equity and debt contribution to this joint venture will not exceed $1 million. The joint venture began operations in January 2000.