Form 10QSB
period 2000-03-31
FRISBY TECHNOLOGIES INC
filed 2000-05-15
CIK 1051904

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

                  For the quarterly period ended March 31, 2000

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

                             3195 Centre Park Blvd.
                             Winston-Salem, NC 27107
              (Address of Principal Executive Offices and Zip Code)
                                 (336) 784-7754
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X No ________

Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of April 30, 2000: 5,775,413 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX


                                                                                                           PAGE NO.

Part I            Financial Information

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets - March 31, 2000 (unaudited) and
                  December 31, 1999                                                                           3

                  Consolidated Statements of Operations - Three Month Period Ended
                  March 31, 2000 (unaudited) and March 31, 1999
                  (unaudited)                                                                                 4

                  Consolidated Statement of Stockholders' Equity - Three Month Period
                  Ended March 31, 2000 (unaudited)                                                            5

                  Consolidated Statements of Cash Flows - Three Month Period Ended
                  March 31, 2000 (unaudited) and March 31, 1999 (unaudited)                                   6

                  Notes to Consolidated Financial Statements - March 31, 2000(unaudited)                      7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   8

Part II           Other Information                                                                          12

                  Signatures                                                                                 14

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            Frisby Technologies, Inc.
                           Consolidated Balance Sheets


                                                                              March 31, 2000          December 31, 1999
                                                                              --------------          -----------------
                                                                               (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                         $225,113             $1,171,579
   Accounts receivable, less allowance for doubtful accounts                        2,540,584              1,849,436
   Inventory                                                                        1,799,064              1,097,049
   Prepaid and other current assets                                                   600,992                559,820
                                                                           ---------------------    -------------------
Total current assets                                                                5,165,753              4,677,884
Property and equipment, net                                                           950,186                604,921
Intangible assets, less accumulated amortization                                    2,760,915              2,838,603
Other assets                                                                           76,404                298,439
                                                                           ---------------------    -------------------
Total assets                                                                       $8,953,258             $8,419,847
                                                                           =====================    ===================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                $2,715,311             $1,622,280
   Note payable - short term                                                          942,000                549,981
   Accrued expenses and other current liabilities                                     546,043                239,999
   License fees payable                                                               168,523                282,565
   Deferred license revenue                                                                 0                 26,254
                                                                           ---------------------    -------------------
Total current liabilities                                                           4,371,877              2,721,079
Accrued license agreement costs                                                       113,000                120,250
Other liability                                                                     1,300,000              1,300,000
                                                                           ---------------------    -------------------
Total liabilities                                                                   5,784,877              4,141,329
Minority interest                                                                     104,057
Commitments and contingencies
Stockholders' equity:
   Common Stock, $.001 par value; 10,000,000 shares authorized;
    5,775,413 and 5,748,113shares issued and outstanding, respectively                  5,775                  5,748
   Additional paid-in capital                                                      15,006,511             14,888,201
   Accumulated deficit                                                            (11,947,962)           (10,615,431)
                                                                           ---------------------    -------------------
Total stockholders' equity                                                          3,064,324              4,278,518
                                                                           ---------------------    -------------------
Total liabilities and stockholders' equity                                        $ 8,953,258            $ 8,419,847
                                                                           =====================    ===================

See accompanying notes.

                            Frisby Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                                  Three month period ended
                                                                                         March 31,
                                                                       -----------------------------------------------
                                                                              2000                       1999
                                                                       -------------------        --------------------

Revenues:
  Product sales                                                          $     2,405,980             $     830,420
  Research and development projects                                               21,000                   101,375
  Licenses and royalties                                                          36,250                    95,031
                                                                       -------------------        --------------------
Total revenues                                                                 2,463,230                 1,026,826
                                                                       -------------------        --------------------

Cost of sales:
   Product sales                                                               1,817,028                   657,200
   Research and development projects                                                 ---                    81,935
   Licenses and  royalties                                                       156,042                   106,457
                                                                       -------------------        --------------------
Total cost of sales                                                            1,973,070                   845,592
                                                                       -------------------        --------------------
Gross profit                                                                     490,160                   181,234
Selling and marketing expense                                                    866,712                   748,000
General and administrative expense                                               985,760                   915,956
                                                                       -------------------        --------------------
Loss from operations                                                          (1,362,312)               (1,482,722)
Interest (expense)/income                                                        (16,496)                   75,229
Minority interest                                                                 46,274                       ---
Provision for income taxes                                                           ---                       ---
                                                                       -------------------        --------------------
Net loss                                                                  $   (1,332,534)            $  (1,407,493)
                                                                       ===================        ====================
Net loss per common share - basic and diluted                             $         (.23)                     (.27)
                                                                       ===================        ====================



See accompanying notes.

                            Frisby Technologies, Inc.
                 Consolidated Statement of Stockholder's Equity
                                   (Unaudited)





                                                              Additional               Accumu-
                                 Common Stock                  Paid-In                  lated
                            Shares          Amount             Capital                 Deficit            Total

Balance at
December 31, 1999           5,748,113      $ 5,748            $14,888,201          $ (10,615,431)    $4,278,518

Net Loss                          ---          ---                    ---             (1,332,531)   (1,332,531)

Exercise of
Employee Stock
Options                        27,300           27                118,310                    ---        118,337

Balance at                   ________        _____             __________            ____________     _________
March 31, 2000              5,775,413       $5,775            $15,006,511           $(11,947,962)     3,064,324
                            =========       ======            ===========           =============    ==========




See accompanying notes.

                            Frisby Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                    Three month period ended
                                                                                           March 31,
                                                                           -------------------------------------------
                                                                                  2000                    1999
                                                                                  ----                    ----
Operating activities
Net loss                                                                      $   (1,332,534)         $   (1,407,493)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation expense                                                                41,289                  37,471
  Non cash consulting expense                                                             --                  70,000
  Amortization of intangibles                                                         77,688                  51,300
  Changes in assets and liabilities
     Accounts receivable                                                            (691,148)                 37,448
     Inventory                                                                      (702,015)                 38,797
     Other current assets                                                            (21,172)                156,463
     Other non-current assets                                                        222,035                  99,522
     Accounts payable                                                              1,093,031                (238,243)
     Accrued expenses and other current liabilities                                  306,044                (243,759)
     Licenses fees payable                                                          (114,042)                (43,650)
     Deferred license revenues                                                       (26,254)                     --
     Other liabilities                                                                96,807                   3,751
                                                                           -------------------     -------------------
Net cash used in operating activities                                             (1,050,271)             (1,438,393)
                                                                           -------------------     -------------------
Investing activities
Purchases of property and equipment                                                 (386,551)               (265,276)
Purchase of intangible assets                                                             --                (400,000)
Purchase of business, net of cash acquired                                                --                (103,852)
                                                                           -------------------     -------------------
Net cash used in investing activities                                               (386,551)               (769,128)
                                                                           -------------------     -------------------

Financing activities
Proceeds from advances on line of credit                                             942,000                      --
Proceeds from exercise of stock options                                              118,337                      --
Repayment on line of credit                                                         (549,981)                     --
Payment of financing costs                                                           (20,000)                     --
                                                                           -------------------     -------------------
Net cash provided by financing activities                                            490,356                      --
                                                                           -------------------     -------------------
Net (decrease) in cash and cash equivalents                                         (946,466)             (2,207,521)
Cash and cash equivalents - beginning of period                                    1,171,579               6,516,138
                                                                           -------------------     -------------------
Cash and cash equivalents -end of period                                         $   225,113        $      4,308,617
                                                                           ===================     ===================


Supplemental Information:
  Interest Paid                                                                  $    12,227                      --


See accompanying notes

                            Frisby Technologies, Inc.
                   Notes to Consolidated Financial Statements
                           March 31, 2000 (Unaudited)

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

     The accompanying financial statements should be read in conjunction with the audited financial statements of Frisby Technologies, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1999 and the notes thereto contained in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2000, as amended.

2.  Summary of Significant Accounting Policies

Net Loss Per Share

     Net loss per share for the three-month periods ended March 31, 2000 and 1999 are based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

     Shares used in the computation of net loss per share for the three month periods ended March 31, 2000 and 1999 were 5,752,663 and 5,120,613 respectively, representing the weighted-average common shares outstanding for the period. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same.

3.   Stockholder's Equity

     On April 14, 2000 the Company received a firm commitment letter from an investor group for $4 million of a potential aggregate equity transaction in the Company of up to $7.5 million. The proposed transaction includes both the Company's common stock and warrants and has been approved by the Company's Board of Directors. The Company anticipates that the first closing on this transaction will occur on or before May 31, 2000.

4.   Joint Venture

     During the first quarter 2000, the Company signed a definitive agreement with Schoeller Textil AG for the establishment of Schoeller Frisby Technologies GmbH, a joint venture to expand the European distribution of the Company's products. The Company owns 51% of the outstanding shares of the common stock of the joint venture and, accordingly, consolidates the joint venture. The joint venture began operations in January 2000. The initial equity and debt contribution to this joint venture will not exceed $1 million.

The Company recorded minority interest expense, which reflects the portion of the earnings of Schoeller Frisby Technologies GmbH which are applicable to Schoeller Textil AG's minority interest. The minority interest amount on the Balance Sheet represents the share of the net assets of Schoeller Frisby Technologies GmbH associated with the minority partner's interest in those operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations for the three month period ended March 31, 2000 compared with the three month period ended March 31, 1999

     Revenues. The Company generates revenue from four primary sources: (i) sales of its Thermasorb(R) and ComforTemp(R)DCC(TM) products for use in its strategic partners' products; (ii) sales of SteeleVest and Extreme Comfort end use products (iii) license fees and royalties from the use of Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-user products, as well as other fees earned in connection with its agreements with strategic partners; and
(iv) revenue from research and development contracts related to the United States Government and from private companies. Total revenues for the three months ended March 31, 2000 increased by $1,436,404 to $2,463,230 from $1,026,826 for the three months ended March 31, 1999.

     The majority of this increase was generated by increased product sales of $1,575,560 to $2,405,980 from $830,420 for the three months ended March 31, 1999. This product sales increase reflects the inclusion of Schoeller Frisby Technologies GmbH for approximately $1,000,000, as well as increased sales to existing and new customers.

     Cost of sales. The Company's cost of sales consists of: (i) direct and indirect costs incurred in connection with product sales; (ii) royalty payments required to be made in accordance with the technology licensing agreements;
(iii) the amortization expense associated with the transaction with the inventor to lower the royalty rates and (iv) direct and indirect costs incurred in connection with revenue from research and development contracts. Total cost of sales for the three months ended March 31, 2000 increased by $1,127,478 to $1,973,070 from $845,592 for the three months ended March 31, 1999.

The majority of this increase was generated by increased product sales of $1,159,828 to $1,817,028 from $657,200 for the three months ended March 31, 1999. This increase corresponds to the product sales increase above.

Additionally, cost of sales related to license fees and royalties for the three months ended March 31, 2000 increased by $49,585 to $156,042 from $106,457 for the three months ended March 31, 1999 due to higher guaranteed annual minimum royalty payments to licensor in 2000.

     Selling and marketing expense. Selling and marketing expenses for the three months ended March 31, 2000 increased by $118,712 to $866,712 from $748,000 for the three months ended March 31, 1999. This increase results from the Company's increased marketing and advertising activity in order to build brand name recognition of its ComforTemp(R) products and trademarks. These activities included the advertising placements and tradeshow participation. Additionally, selling expense related to Schoeller Frisby Technologies GmbH contributed to this increase.

     General and administrative expense. General and administrative expenses for the three months ended March 31, 2000 increased by $69,204 to $985,160 from $915,956 for the three months ended March 31, 1999. The increase primarily reflects the inclusion of Schoeller Frisby Technologies GmbH.


     Minority interest. Minority interest represents Schoeller Textil AG's 49% interest in the net loss of Schoeller Frisby Technologies GmbH.


     Interest expense/income. Interest expense for the three months ended March 31, 2000 arises from the advances made against the line of credit in the first quarter of 2000. The interest income in the prior year reflects the higher cash and investment balances, due to receipts of proceeds from the Initial Public Offering ("IPO") in April 1998.

     Net loss. As a result of the foregoing, the net loss for the months ended March 31, 2000 decreased to $1,332,534 from $1,407,493 for the three months ended March 31, 1999.

Liquidity and Capital Resources

     From its inception through March 31, 2000, the Company has incurred cumulative losses of approximately $11,947,962. The Company has financed its operations to date through research and development contracts relating to United States government programs, bank borrowings and issuance of common stock and convertible preferred stock.

     At March 31, 2000, the Company had working capital of $794,115 including cash of $225,113, accounts receivable of $2,540,584 and inventory of $1,799,064, offset by accounts payable of $2,715,311, note payable short-term of $942,000 and accrued expenses and other current liabilities of $546,043.

     Cash used by operating activities was $1,050,000 and $1,438,000 for the three months ended March 31, 2000 and 1999, respectively. The principal factor contributing to the cash used in operating activities for the three months ended March 31, 2000 and 1999 was the net loss for each of the respective periods. Cash used by investing activities was $387,000 and $769,000 for the three ended March 31, 2000 and 1999, respectively. The principal investing activity for 2000 was the purchase of property and equipment for the new headquarters. The principal investing activities for 1999 were the purchase of fixed assets of $265,000 and an installment payment on the purchase of intellectual property of $400,000. Cash provided by financing activities was $490,000 for the three months ended March 31, 2000. The principal financing activity for the three months ended March 31, 2000 was the net advance on the Line of Credit of $392,000 .

     The Company has incurred cumulative losses since its inception and, therefore, has not been subject to significant federal income taxes. Through March 31, 2000, the Company has generated net operating loss carryforwards in excess of $11,900,000 that may be available to reduce future available taxable income and future tax liabilities. These carryforwards expire in years through 2019. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the IPO, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

     As of March 31, 2000, the Company has a $2,000,000 Line of Credit with a bank. This line is maintained for working capital purposes at least until an equity or debt investment is secured. The Line is a committed facility, which is secured by substantially all of the Company's assets, and bears interest at the bank's prime rate plus 200 basis points. At March 31, 2000, the balance on the Line of Credit was $942,000.

     On April 14, 2000, the Company received a firm commitment letter from an investor group for $4 million of a potential aggregate equity transaction in the Company of up to $7.5 million. The proposed transaction includes both the Company's common stock and warrants and has been approved by the Company's Board of Directors. The Company anticipates that this transaction will close on or before May 31, 2000.

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

Foreign Currency

     The functional currency of the Schoeller Frisby Technologies GmbH is the Swiss Franc.


Year 2000

     During 1999, Frisby successfully completed its comprehensive program to address the Year 2000 issue. As expected, the Company did not experience any material adverse effects on its business, products, and results of operations or financial condition as a result of the Year 2000 issue. Frisby will continue to monitor its own operations, and the operations of third parties that are critical to Frisby's operations, for potential Year 2000-related problems. However, the Company does not anticipate that it will discover any future Year 2000 issues that will have a material effect on its business products, results of operations or financial condition.

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

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

See the Form 8-K, dated April 25, 2000, regarding the establishment of Schoeller Frisby Technologies GmbH.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on April 25, 2000 regarding the establishment of Schoeller Frisby Technologies GmbH.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  May 15, 2000

                                       FRISBY TECHNOLOGIES, INC.



                                      By:/s/ Gregory S. Frisby
                                         ------------------------
                                         Gregory S. Frisby
                                         President and Chief Executive Officer



                                       By:/s/ Stephen P. Villa
                                         -----------------------
                                         Stephen P. Villa
                                         Chief Financial Officer