Form 10QSB
period 2000-06-30
FRISBY TECHNOLOGIES INC
filed 2000-08-14
CIK 1051904

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES ACT OF
1934

                  For the quarterly period ended June 30, 2000

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

                             3195 Centre Park Blvd.
                             Winston-Salem, NC 27107
              (Address of Principal Executive Offices and Zip Code)
                                  336-784-7754
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes       X               No  ________

Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of July 31, 2000: 6,575,588 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX

                                                                                            PAGE NO.

Part I            Financial Information

Item 1.           Financial Statements

                  Balance Sheets - June 30, 2000 (unaudited) and
                  December 31, 1999                                                           3

                  Statements of Operations - Three Month and Six Month Periods Ended
                  June 30, 2000 (unaudited) and June 30, 1999
                  (unaudited)                                                                 4

                  Statement of Stockholders' Equity - Six Month Period
                  Ended June 30, 2000 (unaudited)                                             5

                  Statements of Cash Flows - Six Month Period Ended
                  June 30, 2000 (unaudited) and June 30, 1999 (unaudited)                     6

                  Notes to Financial Statements - June 30, 2000 (unaudited)                   7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   8

Part II           Other Information                                                          12

                  Signatures                                                                 14

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            Frisby Technologies, Inc.
                                 Balance Sheets
                                                                            June 30, 2000  December 31, 1999
                                                                            -------------  -----------------
                                                                              (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                              $  3,099,698    $  1,171,579
     Accounts receivable, less allowance for doubtful accounts                 1,055,757       1,849,436
     Inventory                                                                 2,141,916       1,097,049
     Prepaid and other current assets                                            476,614         559,820
                                                                            ------------    ------------
Total current assets                                                           6,773,985       4,677,884
Property and equipment, net                                                      874,799         604,921
Intangible assets, less accumulated amortization                               2,727,273       2,838,603
Other assets                                                                      76,093         298,439
                                                                            ------------    ------------
Total assets                                                                $ 10,452,150    $  8,419,847
                                                                            ============    ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                       $  1,230,675    $  1,622,280
     Note payable - short term                                                 1,388,900         549,981
     Accrued expenses and other current liabilities                              381,400         239,999
     License fees payable                                                        205,135         282,565
     Deferred license revenues                                                      --            26,254
                                                                            ------------    ------------
Total current liabilities                                                      3,206,110       2,721,079
Accrued license agreement costs                                                  105,750         120,250
Other liability                                                                1,300,000       1,300,000
                                                                            ------------    ------------
Total liabilities                                                              4,611,860       4,141,329
Minority interest                                                                138,430            --
Commitments and contingencies
Stockholders' equity:
     Common Stock, $.001 par value; 10,000,000 shares authorized;
       6,575,588 and 5,775,413 shares issued and outstanding, respectively         6,576           5,748
     Additional paid-in capital                                               18,760,851      14,888,201
     Accumulated deficit                                                     (13,065,567)    (10,615,431)
                                                                            ------------    ------------
Total stockholders' equity                                                     5,701,860       4,278,518
                                                                            ------------    ------------
Total liabilities and stockholders' equity                                  $ 10,452,150    $  8,419,847
                                                                            ============    ============




 See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                 Three month period ended      Six month period ended
                                                         June 30,                       June 30,
                                                         --------                       --------

                                                    2000           1999           2000           1999
                                                    ----           ----           ----           ----


Revenues:
    Product sales                               $ 2,719,207    $ 1,668,526    $ 5,125,187    $ 2,498,946
    Research and development projects                42,967         44,875         63,967        146,250
    Licenses and royalties                          100,845        162,249        137,095        257,280
                                                -----------    -----------    -----------    -----------
Total revenues                                    2,863,019      1,875,650      5,326,249      2,902,476

Cost of sales:
    Product sales                                 2,125,893      1,272,039      4,014,163      1,929,240
    Research and development projects                18,000         86,907         18,000        168,842
    Licenses and  royalties                         118,685        130,800        203,485        237,257
                                                -----------    -----------    -----------    -----------
Total cost of sales                               2,262,578      1,489,746      4,235,648      2,335,339
                                                -----------    -----------    -----------    -----------
Gross profit                                        600,441        385,904      1,090,601        567,137
Selling and marketing expense                     1,020,988        748,185      1,887,700      1,496,185
General and administrative expense                  619,490        976,184      1,605,250      1,892,140
                                                -----------    -----------    -----------    -----------
Loss from operations                             (1,040,037)    (1,338,465)    (2,402,349)    (2,821,187)
Interest (expense)/ income                          (43,192)        57,336        (59,688)       132,565
Minority Interest                                    11,901           --          (34,373)          --
Provision for income taxes                             --             --             --             --
                                                -----------    -----------    -----------    -----------
Net loss                                        $(1,117,602)   $(1,281,129)   $(2,450,136)   $(2,688,622)
                                                ===========    ===========    ===========    ===========

Net loss per common share - basic and diluted   $      (.17)   $     (.22)   $      (.40)   $      (.50)
                                                ===========    ===========    ===========    ===========

See accompanying notes.

                            Frisby Technologies, Inc.
                        Statement of Stockholders' Equity
                      Six Month Period Ended June 30, 2000
                                   (Unaudited)



                                                               Additional      Accumu-
                                        Common Stock            Paid-In        lated
                                    Shares          Amount      Capital        Deficit          Total
                                    ------          ------      -------        -------          -----

Balance at
December 31, 1999                 5,748,113   $      5,748   $ 14,888,201   $(10,615,431)   $  4,278,518


Net loss                               --             --             --       (2,450,136)     (2,450,136)

Exercise of employee
stock options                        27,475             28        119,001           --           119,029

Sale of common stock and
warrants, net of $245,551 of
related costs and expenses          800,000            800      3,753,649           --         3,754,449
                               ------------   ------------   ------------   -----------     ------------

Balance at
June 30, 2000                     6,575,588   $      6,576   $ 18,760,851   $(13,065,567)   $  5,701,860
                               ============   ============   ============   ============    ============

See accompanying notes.

                            Frisby Technologies, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Six month period ended
                                                                                    June 30,
                                                                 -------------------------------------------
                                                                              2000            1999
                                                                              ----            ----
Operating activities
Net loss                                                                  $(2,450,136)   $(2,688,622)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                            105,958         84,937
     Non cash consulting expense                                                 --           70,000
     Amortization of intangibles                                              160,194        102,600
     Changes in assets and liabilities, prior to effect of acquisition:
          Accounts receivable                                                 793,679       (595,159)
          Inventory                                                        (1,044,867)       (91,714)
          Other current assets                                                 83,206        246,565
          Other non-current assets                                            222,346         99,522
          Accounts payable                                                   (391,605)       139,961
          Accrued expenses and other current liabilities                      141,401       (230,892)
          Licenses fees payable                                               (91,930)        67,957
          Other liabilities                                                   112,176        (17,498)
                                                                          -----------    -----------
Net cash used in operating activities                                      (2,359,578)    (2,812,343)
                                                                          -----------    -----------

Investing activities
Purchases of property and equipment                                          (375,836)      (375,550)
Investment in joint venture                                                   (48,864)      (400,000)
Purchase of business, net of cash acquired                                       --         (103,864)
                                                                          -----------    -----------
Net cash used in investing activities                                        (424,700)      (879,414)
                                                                          -----------    -----------

Financing activities
Repayment of line of credit                                                  (549,981)          --
Proceeds from exercise of stock options                                       119,029           --
Net proceeds from private placement                                         3,754,449           --
Net proceeds from advances on line of credit                                1,388,900           --
                                                                          -----------    -----------
Net cash provided by financing activities                                   4,712,397           --
                                                                          -----------    -----------

Net increase(decrease) in cash and cash equivalents                         1,928,119     (3,691,757)
Cash and cash equivalents - beginning of period                             1,171,579      6,516,138
                                                                          -----------    -----------
Cash and cash equivalents -end of period                                  $ 3,099,698    $ 2,824,381
                                                                          ===========    ===========
Supplemental Information:
Interest paid                                                             $    59,688           --

See accompanying notes

                            Frisby Technologies, Inc.
                          Notes to Financial Statements
                            June 30, 2000 (Unaudited)

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

2. Summary of Significant Accounting Policies

Net Loss Per Share

     Net loss per share for the three and six month periods ended June 30, 2000 and 1999 are based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

     Shares used in the computation of net loss per share for the three and six month periods ended June 30, 2000 were 6,051,044 and 5,902,754 respectively. Shares used in the computation of net loss per share for the three and six month periods ended June 30, 1999 were 5,708,113 and 5,414,363 respectively. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of stock options and warrants, as the effect of such exercises would be antidilutive.

Reclassifications

     Certain amounts in prior periods have been reclassified to conform with the current period presentation.


3. Shareholders' Equity

     On May 31, 2000 the Company completed a private placement equity transaction with an investor group for $4 million and is curretnly seeking additional financing. This transaction was a unit (the "Unit") consisting of one share of Frisby common stock on the Nasdaq SmallCap Market and one five-year warrant to buy a share of common stock at an exercise price of $7.00 per share. The purchase price of this offering was $5.00 per Unit.

4. Joint Venture

     During the first quarter of 2000, the Company established Schoeller Frisby Technologies, GmbH, a joint venture with Schoeller Textil AG to expand the European distribution of the Company's products. The Company owns 51% of the outstanding shares of the common stock of the joint venture and, accordingly, consolidates the joint venture. The joint venture began operations in January 2000.

     The Company recorded minority interest expense, which reflects the portion of the earnings of Schoeller Frisby Technologies GmbH that are applicable to Schoeller Textil AG's minority interest. The minority interest amount on the balance sheet represents the share of the net assets of Schoeller Frisby Technologies GmbH associated with the minority partner's interest in those operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations for the three and six month periods ended June 30, 2000 compared with the three and six month periods ended June 30, 1999

     Revenues. The Company generates revenue from four primary sources: (i) sales of its Thermasorb(R), ComforTemp(R)DCC(TM) insulating and cooling foams, fabrics, leathers and gels, and Schoeller-ComforTemp(R) foam/fabric products for use in its strategic partners' products; (ii) sales of SteeleVest and Extreme Comfort end use products (iii) license fees and royalties from the use of Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-user products, as well as other fees earned in connection with its agreements with strategic partners; and (iv) revenue from research and development contracts related to the United States Government and from private companies. Total revenues for the three months ended June 30, 2000 increased by $987,369 to $2,863,019 from $1,875,650 for the three months ended June 30, 1999. Total revenues for the six month period ended June 30, 2000 increased by $2,423,773 to $5,326,249 from $2,902,476 for the six month period ended June 30, 1999.

     The majority of this second quarter increase was generated by increased product sales of $1,050,681 to $2,719,207 from $1,668,526 for the three months ended June 30, 1999. For the six month period ended June 30, 2000 product sales increased by $2,626,241 to $5,125,187 from $2,498,946 for the six month period ended June 30, 1999. These product sales increases reflect the inclusion of Schoeller Frisby Technologies GmbH sales, primarily in Europe, of approximately $1,100,000 and $2,100,000 for the three and six month periods, respectively, as well as increased sales to existing and new customers in the United States and Asia.

     Cost of sales. The Company's cost of sales consists of: (i) direct and indirect costs incurred in connection with product sales; (ii) royalty payments required to be made in accordance with the technology licensing agreements;
(iii) the amortization expense associated with the transaction with the inventor to lower the royalty rates and (iv) direct and indirect costs incurred in connection with revenue from research and development contracts. Total cost of sales for the three months ended June 30, 2000 increased by $772,832 to $2,262,578 from $1,489,746 for the three months ended June 30, 1999. Total costs for the six month period ended June 30, 2000 increased by $1,900,309 to $4,235,648 from $2,335,339 for the six month period ended June 30, 1999.

The majority of this second quarter increase was generated by increased cost of product sales of $853,854 to $2,125,893 from $1,272,039 for the three months ended June 30, 1999. The cost of product sales for the six month period ended June 30, 2000 increased by $2,084,923 to $4,014,163 from $1,929,240 for the six month period ended June 30, 1999. These increases correspond to the product sales increase above.

     Selling and marketing expense. Selling and marketing expenses for the three months ended June 30, 2000 increased by $272,803 to $1,020,988 from $748,185 for the three months ended June 30, 1999. For the six month period ended June 30, 2000 selling and marketing expenses increased by $391,515 to $1,887,700 from $1,496,185 for the six month period ended June 30, 1999. This increase results from the Company's increased marketing and advertising activity, both in the United States and Europe, in order to build brand name recognition of its ComforTemp(R) products and trademarks. These activities included the advertising placements and tradeshow participation. The expense of the European activities were borne by Schoeller Frisby Technologies GmbH.

     General and administrative expense. General and administrative expenses for the three months ended June 30, 2000 decreased by $356,694 to $619,490 from $976,184 for the three months ended June 30, 1999. Additionally, for the six month period ended June 30, 2000 these expenses decreased by $286,890 to $1,605,250 compared to $1,892,140 for the six month period ended June 30, 1999. These decreases primarily reflect management's cost-cutting initiatives in the non-sales related functions.

     Minority interest. Minority interest represents Schoeller Textil AG's 49% interest in the net loss of Schoeller Frisby Technologies GmbH.

     Interest expense/income. Interest expense for the three and six months ended June 30, 2000 arises from the advances made against the line of credit in the first and second quarter of 2000. The interest income in the prior year reflects the higher cash and investment balances, due to receipts of proceeds from the Initial Public Offering ("IPO") in April 1998.

     Net loss. As a result of the foregoing, the net loss for the three months ended June 30, 2000 decreased to $1,117,602 from $1,281,129 for the three months ended June 30, 1999. Additionally, the net loss for the six month period ended June 30, 2000 decreased by $238,486 to $2,450,136 from $2,688,622 for the six month period ended June 30, 1999.

Liquidity and Capital Resources

     From its inception through June 30, 2000, the Company has incurred cumulative losses of approximately $13,100,000. The Company has financed its operations to date through research and development contracts relating to United States government programs, bank borrowings and issuance of common stock and convertible preferred stock.

     At June 30, 2000, the Company had working capital of $3,568,000 including cash of $3,100,000 accounts receivable of $1,056,000 and inventory of $2,142,000, offset by accounts payable of $1,231,000, note payable short-term of $1,389,000 and accrued expenses and other current liabilities of $381,000.

     Cash used by operating activities was $2,360,000 and $2,812,000 for the six months ended June 30, 2000 and 1999, respectively. The principal factor contributing to the cash used in operating activities for the six months ended June 30, 2000 and 1999 was the net loss for each of the respective periods. Cash used by investing activities was $424,700 and $879,000 for the six months ended June 30, 2000 and 1999, respectively. The principal investing activity for 2000 was the purchase of office and testing equipment for the new headquarters. The principal investing activities for 1999 were the purchase of fixed assets and an installment payment on the purchase of intellectual property of $400,000. Cash provided by financing activities was $4,712,000 for the six months ended June 30, 2000. The principal financing activities for the six months ended June 30, 2000 were the net advance on the line of credit of $839,000 and the private placement of $3,754,000.

     The Company has incurred cumulative losses since its inception and, therefore, has not been subject to significant federal income taxes. Through June 30, 2000, the Company has generated net operating loss carryforwards in excess of $13,000,000 that may be available to reduce future taxable income and future tax liabilities. These carryforwards expire in years through 2019. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the IPO, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

     On  May  31,  2000  the  Company   completed  a  private  placement  equity
transaction with an investor group for $4 million and is currently seeking additional financing.

     The Company has a $2,000,000 Line of Credit with a bank that expires September 30, 2000. This line is principally maintained for working capital purposes. The Line is a committed facility, which is secured by substantially all of the Company's assets, and bears interest at the bank's prime rate plus 200 basis points. At June 30, 2000, the entire credit facility was either borrowed against or used as collateral for outstanding Letters of Credit with suppliers. On August 14, 2000, the Company received a letter from the bank indicating that it will extend the existing line of credit facility to December 31, 2000 on essentially the same terms and conditions as described in the Company's most recent 10-KSB filing. The Company expects to be able to obtain a credit facility of this type in fiscal 2001, although no assurance can be given that the Company will be able to obtain such facility.

     The Company established Schoeller Frisby Technologies GmbH, a joint venture with Schoeller Textil AG to expand the European distribution of the Company's products. The Company believes that the initial equity and debt contribution to this joint venture will not exceed $1 million. As of August 14, 2000, the Company has funded approximately $200,000 of initial capital contributions and organizational costs.

     Based on the Company's current operating plan, the Company believes that the cash available as a result of the committed portion of the Line of Credit and other equity financing activity mentioned above will be sufficient to satisfy its operational and capital requirements through December 2000. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. In the event that the Company's plans change, or its available cash, cash flow from operations and available line of credit are insufficient to fund operations due to unanticipated delays, problems, expenses or otherwise, the Company would be required to seek additional financing sooner than anticipated. Further, depending on the Company's progress in marketing its product line, gaining acceptance of its thermal management technology and its other products and services among the business community or the identification of strategic acquisition or licensing opportunities, the Company may determine that it is advisable to raise additional capital sooner than was anticipated.

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

     Those statements are subject to numerous risks and uncertainties that could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements, and reported results should not be considered an indication of future performance. Those potential risks and uncertainties include without limitation the uncertainty of the economic environment for the remainder of this year, the need for further development of certain of Frisby Technologies' products and markets, the development of alternative technologies or legal challenges to the Company's existing technologies by third parties and the uncertainty of market acceptance and demand for the company's products in the future.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is presently involved in a legal dispute pertaining to its exclusive worldwide license rights for attaching its foam to fabric under agreements with Outlast Technologies. Frisby filed an arbitration claim on April 25, 2000. The Company believes that the matter will be resolved in arbitration in accordance with the terms of the license agreement. The Company remains fully confident its position will prevail and no adverse reaction from the arbitration will effect the Company. Attendant to this arbitration is a subsequent patent infringement complaint filed in U.S. Federal Court by Outlast that likewise the Company believes has no merit in fact and will not materially impact the Company's near or mid term performance.

Item 2.  Changes in Securities and Use of Proceeds

     On May 31, 2000 the Company completed a private placement equity transaction with an investor group for $4 million and is currently seeking additional financing. This transaction was a unit (the "Unit") consisting of one share of Frisby common stock on the Nasdaq SmallCap Market and one five-year warrant to buy a share of common stock at an exercise price of $7.00 per share. The purchase price of this offering was $5.00 per Unit.


Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

See the Form 8-K, dated April 25, 2000, regarding the establishment of Schoeller Frisby Technologies GmbH.

See the Form 8-K, dated June 15, 2000, regarding the $4 million private placement equity transaction.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          27.1 Financial Data Schedule

          (b) Reports on Form 8-K

               The Company filed a report on Form 8-K on April 25, 2000 regarding the establishment of Schoeller Frisby Technologies GmbH.


               The Company filed a report on Form 8-K on June 15, 2000 regarding the $4 million private placement equity transaction.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  August 14, 2000

                                            FRISBY TECHNOLOGIES, INC.



                                                By: /s/ Gregory S. Frisby
                                                   ----------------------
                                                     Gregory S. Frisby
                                                     Chief Executive Officer



                                                By:  /s/ Stephen P. Villa
                                                     --------------------
                                                     Stephen P. Villa
                                                     Chief Financial Officer