Form 10QSB
period 2000-09-30
FRISBY TECHNOLOGIES INC
filed 2000-11-14
CIK 1051904

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                For the quarterly period ended September 30, 2000

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

                                    Yes       X               No  ________

Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of September 30, 2000, 6,577,588 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX

                                                                                         PAGE NO.

Part I            Financial Information


Item 1.           Financial Statements


                  Balance Sheets - September 30, 2000 (unaudited) and
                  December 31, 1999                                                           3

                  Statements  of Operations - Three Month and Nine Month Periods
                  Ended  September 30, 2000  (unaudited)  and September 30, 1999
                  (unaudited)                                                                 4

                  Statement of Stockholders' Equity - Nine Month Period
                  Ended September 30, 2000 (unaudited)                                        5

                  Statements  of Cash Flows - Nine Month Period Ended  September
                  30, 2000 (unaudited) and September 30, 1999 (unaudited)                     6

                  Notes to Financial Statements - September 30, 2000 (unaudited)              7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   8

Part II           Other Information                                                          12

                  Signatures                                                                 14

                                  PART I - FINANCIAL INFORMATION
                                   ITEM 1. FINANCIAL STATEMENTS

                                    FRISBY TECHNOLOGIES, INC.
                                          BALANCE SHEETS

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             2000            1999
                                                                         (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                          $    707,173    $  1,171,579
     Accounts receivable, less allowance for doubtful accounts             1,161,684       1,849,436
     Inventory                                                             2,941,889       1,097,049
     Prepaid and other current assets                                        348,892         559,820
                                                                             -------         -------
Total current assets                                                       5,159,638       4,677,884
Property and equipment, net                                                  811,287         604,921
Investment in joint venture                                                  152,768             --
Intangible assets, less accumulated amortization                           1,560,534       2,838,603
Other assets                                                                  76,094         298,439
                                                                              ------         -------
Total assets                                                            $  7,760,321    $  8,419,847
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $    684,249    $  1,622,280
     Note payable - short term                                             1,571,469         549,981
     Accrued expenses and other current liabilities                          376,287         239,999
     License fees payable                                                    190,955         282,565
     Deferred license revenues                                                30,002          26,254
                                                                              ------          ------
Total current liabilities                                                  2,852,962       2,721,079
Accrued license agreement costs                                               98,500         120,250
Other liability                                                                 --         1,300,000
                                                                              ------       ---------
Total liabilities                                                          2,951,462       4,141,329
Minority interest                                                            139,228            --

Commitments and contingencies
Stockholders' equity:
     Common Stock, $.001 par value; 30,000,000 shares authorized at
     September 30, 2000; 10,000,000 shares authorized at December
     31, 1999; 6,577,588 and 5,748,113 shares issued and outstanding,
     respectively                                                              6,577           5,748
     Additional paid-in capital                                           18,707,654      14,888,201
     Accumulated deficit                                                (14,044,600)    (10,615,431)
                                                                        -----------     ------------
Total stockholders' equity                                                 4,669,631       4,278,518
                                                                           ---------       ---------
Total liabilities and stockholders' equity                              $  7,760,321    $  8,419,847
                                                                        ============    ============

See accompanying notes.

                            FRISBY TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three month period ended      Nine month period ended
                                                       September 30,                 September 30,
                                                     2000          1999           2000           1999
                                                     ----          ----           ----           ----
Revenues:
    Product sales                               $ 1,682,611    $ 1,341,497    $ 6,807,799    $ 3,840,443
    Research and development projects                  --           52,725         63,967        198,975
    Licenses and royalties                           27,124         45,249        164,219        302,529
                                                     ------         ------        -------        -------
Total revenues                                    1,709,735      1,439,471      7,035,985      4,341,947

Cost of sales:
    Product sales                                 1,089,838      1,126,655      4,868,886      3,055,896
    Research and development projects                  --           30,300         18,000        199,142
    Licenses and  royalties                          (3,444)        58,800        435,156        296,057
                                                     ------         ------        -------        -------
Total cost of sales                               1,086,394      1,215,755      5,322,042      3,551,095
                                                  ---------      ---------      ---------      ---------
Gross profit                                        623,341        223,716      1,713,943        790,852


Selling and marketing expense                       555,520        506,877      1,826,164      2,003,060
General and administrative expense                1,030,224      1,158,922      3,253,179      3,051,063
                                                  ---------      ---------      ---------      ---------
Loss from operations                               (962,403)    (1,442,083)    (3,365,400)    (4,263,271)
Interest expense/ (income)                           15,593        (33,894)        74,872       (166,459)
Minority Interest                                       798           --          (11,103)          --
Provision for income taxes                             --             --             --             --
Net loss                                        $  (978,794)   $(1,408,189)   $(3,429,169)   $(4,096,812)
                                                ===========    ===========    ===========    ===========

Net loss per common share - basic and diluted   $     (0.15)   $     (0.25)   $     (0.56)   $     (0.74)
                                                ===========    ===========    ===========    ===========

See accompanying notes.

                            FRISBY TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                 Additional
                                          Common Stock             Paid-In     Accumulated
                                      Shares         Amount        Capital       Deficit           Total
                                      ------         ------        -------       -------           -----
Balance at
  December 31, 1999                 5,748,113       $  5,748   $ 14,888,201   $(10,615,431)   $  4,278,518

Net loss                                 --              --             --      (3,429,169)     (3,429,169)

Exercise of employee
  stock options                        29,475             29        123,034           --           123,063

Sale of common stock and
  warrants, net of $302,781 of
  related costs and expenses          800,000            800      3,696,419           --         3,697,219
                                      -------            ---      ---------   ------------       ---------
Balance at
  September 30, 2000                6,577,588       $  6,577   $ 18,707,654   $(14,044,600)   $  4,669,631
                                    =========       ========   ============   ============    ============


See accompanying notes.

                                    FRISBY TECHNOLOGIES, INC.
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                            Nine month period ended
                                                                                September 30,
                                                                              2000           1999
                                                                              ----           ----

OPERATING ACTIVITIES
Net loss                                                                  $(3,429,169)   $(4,096,812)
Adjustments to reconcile net loss to net cash used in operating activites:
     Depreciation and amortization                                            169,630        129,635
     Non cash consulting expense                                                 --           70,000
     Amortization of intangibles                                              186,974        153,900
     Changes in assets and liabilities, prior to effect of acquisition:
          Accounts receivable                                                 687,752       (643,614)
          Inventory                                                        (1,844,840)        15,794
          Other current assets                                                210,928        378,496
          Other non-current assets                                            222,345         99,522
          Accounts payable                                                   (938,031)       (77,343)
          Accrued expenses and other current liabilities                      136,288       (241,891)
          Licenses fees payable                                              (113,360)         4,748
          Other liabilities                                                   142,976        (38,747)
                                                                              -------        -------
Net cash used in operating activities                                      (4,568,507)    (4,246,312)
                                                                           ----------     ----------

INVESTING ACTIVITIES
Purchases of property and equipment                                          (375,996)      (381,147)
Proceeds from sale of short-term investments                                     --         1,534,684
Purchase of intangible assets                                                (208,905)      (400,000)
Investment in joint venture                                                  (152,768)          --
Purchase of business, net of cash acquired                                       --         (100,830)
                                                                             --------       --------
Net cash (used in)/provided by investing activities                          (737,669)       652,707
                                                                             --------        -------

FINANCING ACTIVITIES
Repayment of line of credit                                                  (549,981)          --
Proceeds from exercise of stock options                                       123,063           --
Net proceeds from private placement, net                                    3,697,219           --
Net proceeds from advances on line of credit                                1,571,469           --
                                                                            ---------          ----
Net cash provided by financing activities                                   4,841,770           --
                                                                            ---------          ----

Net increase(decrease) in cash and cash equivalents                          (464,406)    (3,593,605)
Cash and cash equivalents - beginning of period                             1,171,579      6,516,138
                                                                            ---------      ---------
Cash and cash equivalents - end of period                                 $   707,173    $ 2,922,533
                                                                          ===========    ===========

Supplemental Information:
Interest Paid                                                             $    74,872    $      --

See accompanying notes

                            FRISBY TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

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

2.   Summary of Significant Accounting Policies

NET LOSS PER SHARE

     Net loss per share for the three and nine month periods ended September 30, 2000 and 1999 are based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

     Shares used in the computation of net loss per share for the three and nine month periods ended September 30, 2000 were 6,575,860 and 6,127,123 respectively. Shares used in the computation of net loss per share for the three and nine month periods ended September 30, 1999 were 5,708,113 and 5,512,345 respectively. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of stock options and warrants, as the effect of such exercises would be antidilutive.

RECLASSIFICATIONS

     Certain amounts in prior periods have been reclassified to conform with the current period presentation.

3.   Shareholders' Equity

     On May 31, 2000 the Company completed a private placement equity transaction with an investor group for $4 million of a potential aggregate equity transaction in the Company of up to $7.5 million. This transaction was a unit (the "Unit") consisting of one share of Frisby common stock on the Nasdaq SmallCap Market and one five-year warrant to buy a share of common stock at an exercise price of $7.00 per share. The purchase price of this offering was $5.00 per Unit.

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

5.   Other Commitments

     During the third quarter of 2000, the Company filed a registration statement that included warrants outstanding issued in connection with a September 1998 agreement with the inventor. As a result of the filing of the registration statement, a put agreement associated with the warrants was eliminated. Accordingly, the $1.3 million value of the put agreement previously recorded in Other Liabilities was eliminated against the intangible asset, with a resulting decrease in Cost of Sales for Licenses of $188,000 for previously recognized amortization.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

     REVENUES. The Company generates revenue from four primary sources: (i) sales of its Thermasorb(R), ComforTemp(R)DCC(TM) insulating and cooling foams, fabrics, leathers and gels, and Schoeller(R)-ComforTemp(R) foam/fabric products for use in its strategic partners' products; (ii) sales of SteeleVest and Extreme Comfort end-user products (iii) license fees and royalties from the use of Thermasorb(R) and ComforTemp(R) trademarks by strategic partners in end-user products, as well as other fees earned in connection with its agreements with strategic partners; and (iv) revenue from research and development contracts related to the United States Government and from private companies. Total revenues for the three months ended September 30, 2000 increased by $270,264 to $1,709,735 from $1,439,471 for the three months ended September 30, 1999. Total revenues for the nine month period ended September 30, 2000 increased by $2,694,038 to $7,035,985 from $4,341,947 for the nine month period ended September 30, 1999.

     The majority of this third quarter increase was generated by increased product sales of $341,114 to $1,682,611 from $1,341,497 for the three months ended September 30, 1999. For the nine month period ended September 30, 2000 product sales increased by $2,967,356 to $6,807,799 from $3,840,443 for the nine-month period ended September 30, 1999. These product sales increases reflect the inclusion of Schoeller Frisby Technologies GmbH sales, primarily in Europe, of approximately $429,000 and $2,638,000 for the three and nine month periods, respectively, as well as increased sales to existing and new customers in the United States and Asia.

     COST OF SALES. The Company's cost of sales consists of: (i) direct and indirect costs incurred in connection with product sales; (ii) royalty payments required to be made in accordance with the technology licensing agreements;
(iii) the amortization expense associated with the transaction with the inventor to lower the royalty rates and (iv) direct and indirect costs incurred in connection with revenue from research and development contracts. Total cost of sales for the three months ended September 30, 2000 decreased by $129,361 to $1,086,394 from $1,215,755 for the three months ended September 30, 1999. This third quarter reduction in cost of sales is attributed to lower foam manufacturing costs coupled with a one time benefit of $188,000 resulting from the elimination of a put agreement (see Note 5). Total costs for the nine month period ended September 30, 2000 increased by $1,770,947 to $5,322,042 from $3,551,095 for the nine month period ended September 30, 1999. This increase corresponds to the increase in product sales mentioned above

     SELLING AND MARKETING EXPENSE. Selling and marketing expenses for the three months ended September 30, 2000 increased by $48,643 to $555,520 from $506,877 for the three months ended September 30, 1999. For the nine-month period ended September 30, 2000 selling and marketing expenses decreased by $176,896 to $1,826,164 from $2,003,060 for the nine-month period ended September 30, 1999. This decrease results from the implementation of more cost-effective methods of advertising and promotion, including a de-emphasis on print advertising in the quarter in lieu of point-of-sale displays that are often co-funded by the Company's customers.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the three months ended September 30, 2000 decreased by $128,698 to $1,030,224 from $1,158,922 for the three months ended September 30, 1999. Additionally, for the nine-month period ended September 30, 2000 these expenses increased by $202,116 to $3,253,179 compared to $3,051,063 for the nine-month period ended September 30, 1999. The decrease in the current quarter reflects savings attributed to the elimination of certain executive and non-essential staff positions due to a recently concluded Company streamlining initiated in the second quarter. The increase for the nine-month period is due to the payment of certain termination benefits associated with the aforementioned streamlining.

     MINORITY INTEREST. Minority interest represents Schoeller Textil AG's 49% interest in the net loss of Schoeller Frisby Technologies GmbH.

     INTEREST EXPENSE/INCOME. Interest expense for the three and nine months ended September 30, 2000 arises from the advances made against the line of credit in the first three quarters of 2000. The interest income in the prior year reflects the higher cash and investment balances due to receipts of proceeds from the Initial Public Offering ("IPO") in April 1998.

     NET LOSS. As a result of the foregoing, the net loss for the three months ended September 30, 2000 decreased 30% to $978,794 from $1,408,189 for the three months ended September 30, 1999. Additionally, the net loss for the nine month period ended September 30, 2000 decreased by $667,643, or 16%, to $3,429,169 from $4,096,812 for the nine month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through September 30, 2000, the Company has incurred cumulative losses of approximately $14,045,000. The Company has financed its operations to date through bank borrowings and the issuance of common stock and convertible preferred stock and research and development contracts relating to United States Government programs.

     At September 30, 2000, the Company had working capital of $2,307,000 including cash of $707,000 accounts receivable of $1,162,000, other current assets of $349,000 and inventory of $2,942,000, offset by accounts payable of $684,000, note payable short-term of $1,571,000 and accrued expenses and other current liabilities of $597,000.

     Cash used by operating activities was $4,569,000 and $4,246,000 for the nine months ended September 30, 2000 and 1999, respectively. The principal factor contributing to the cash used in operating activities for the nine months ended September 30, 2000 and 1999 was the net loss for each of the respective periods. Cash used by investing activities was $738,000 for the nine months ended September 30, 2000. The principal investing activity for 2000 was the purchase of office and testing equipment for the new headquarters. Cash provided by investing activities for the nine months ended September 30, 1999 was $653,000. The principal investing activities for 1999 were the proceeds from the sale of short-term investments totaling $1,535,000, partially offset by the purchase of fixed assets and an installment payment on the purchase of intellectual property of $400,000. Cash provided by financing activities was $4,842,000 for the nine months ended September 30, 2000. The principal financing activities for the nine months ended September 30, 2000 were the net advance on the line of credit of $1,571,000 and the private placement (net) of $3,697,000. The Company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes. Through September 30, 2000, the Company has generated net operating loss carryforwards in excess of $14,000,000 that may be available to reduce future taxable income and future tax liabilities. These carryforwards expire in years through 2019. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the IPO, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

     On May 31, 2000 the Company completed a private placement equity transaction with an investor group for $4 million of a potential aggregate equity transaction in the Company of up to $7.5 million. The Company is still seeking an additional equity investment of $3.5 million.

     The Company has a $2,000,000 Line of Credit with a bank that expires December 31, 2000. This line is principally maintained for working capital purposes. The Line is a committed facility, which is secured by substantially all of the Company's assets, and bears interest at the bank's prime rate plus 200 basis points. At September 30, 2000, the entire credit facility was either borrowed against or used as collateral for the existing Letters of Credit with suppliers. The Company is presently in discussion with its lender and several other financial institutions regarding the renewal or replacement of this credit facility. Management believes it will be able to maintain its required level of financing.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is presently involved in a legal dispute pertaining to its exclusive worldwide license rights for attaching its foam to fabric under agreements with one of its licensors, Outlast Technologies. Frisby filed an arbitration claim on April 25, 2000, in accordance with the terms of the Frisby-Outlast license agreement. The Company remains fully confident its position will prevail and expects no adverse effect from the arbitration. Attendant to this arbitration is a subsequent patent infringement complaint filed in U.S. Federal Court by Outlast that likewise the company believes has no merit in fact and will not materially affect the Company's near or mid term performance.


Item 2.  Changes in Securities and Use of Proceeds

     On May 31, 2000 the Company completed a private placement equity transaction with an investor group for $4 million of a potential aggregate equity transaction in the Company of up to $7.5 million. This transaction was a unit (the "Unit") consisting of one share of Frisby common stock on the Nasdaq SmallCap Market and one five-year warrant to buy a share of common stock at an exercise price of $7.00 per share. The purchase price of this offering was $5.00 per Unit.


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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits 27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on April 25, 2000 regarding the establishment of Schoeller Frisby Technologies GmbH.


                  The Company filed a report on Form 8-K on September 15, 2000 regarding the $4 million private placement equity transaction.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  November 14, 2000

                                            FRISBY TECHNOLOGIES, INC.



                                         By:/s/ Gregory S. Frisby
                                            ---------------------
                                            Gregory S. Frisby
                                            Chief Executive Officer



                                         By:/s/ Duncan R. Russell
                                            ---------------------
                                            Duncan R. Russell
                                            President & Chief Operating Officer