Form 10KSB
period 2000-12-31
FRISBY TECHNOLOGIES INC
filed 2001-03-30
CIK 1051904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

 Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

 [ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _____________ to _______________

                           Commission File No. 1-14005

                            FRISBY TECHNOLOGIES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

         Delaware                                      62-1411534
-----------------------------                    ----------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

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

State issuer's revenues for its most recent fiscal year.      $10,198,500

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 23, 2001 - 6,975,424.

Based upon the closing price of the registrant's common stock on March 23, 2001, the aggregate market value of the common stock held by non-affiliates was approximately $9,037,000. Solely for purposes of this calculation, the shares held by directors, executive officers and greater than 10% shareholders have been excluded because such persons may be deemed to be affiliates. The shares are currently traded on the NASDAQ SmallCap Market under the symbols "FRIZ" for the Common Stock. The information required by Part III of this Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days.

Part I

Item 1. Description of Business.

General

     Frisby Technologies, Inc (the "Company" or "Frisby") is a developer and marketer of innovative branded thermal management products for use in a broad range of consumer and industrial products. The Company's patented, branded products - COMFORTEMP(R) insulating and cooling materials and Thermasorb(R) thermal additives - provide thermal regulating benefits in both hot and cold environments. The Company's current products are used in such end-products as gloves, boots, athletic footwear, fashion apparel, performance outerwear and home furnishings. In addition, further applications are currently being identified with potential licensees/customers in the fields of medical devices, temperature-controlled packaging and automotive interiors.

     The Company's products were initially incorporated in end-use applications in 1997. By careful selection of its initial partners and markets, the Company has been able to grow its revenues quarter-on-quarter consistently for the last ten (10) fiscal quarters. The Company believes that by continuing to expand the end-use applications into which its products can be incorporated, it will achieve sales penetration into a wide range of new product categories and industries in addition to increasing sales penetration with its existing licensees/customers. The Company's goal is to achieve a high level of growth in revenues over each of the next several years and to see a significant increase in profit margins on product sales. This rapid expansion will be expedited by the Company's continuation of its successful component branding strategy that, the Company believes, will make its products "the product of choice" in most thermal management applications.

     Based upon its strong growth, the Company has earned a position in the 2000 Deloitte & Touche Technology Fast 500, which recognizes the fastest-growing technology companies in the United States and Canada. The Technology Fast 500 is selected based on five-year percentage increase in revenues. The Company's revenue growth rate over this period was 605%.


The Technology

The Company believes that its thermal management technology is the first to combine the two distinct technologies of thermal management phase change materials ("PCMs") and microencapsulation to effect meaningful thermal performance improvements within applications across broad markets. Thermal management is the process by which the temperature of various materials can be controlled or manipulated. PCMs are materials that change from liquid to solid and solid to liquid as they release or absorb heat. Through the selection of PCMs, the Company has the ability to control the temperature at which the phase change occurs. Microencapsulation is the enclosing of PCMs inside a microscopic shell to maintain the integrity of the enclosed materials. Microencapsulation permits PCMs to be imbedded into a variety of host materials.



Products

     The Company's thermal management products consist of a series of thermal additives, which the Company sells under the brand name of Thermasorb(R), and host materials containing Thermasorb(R) which are sold under the brand name of COMFORTEMP(R). Thermasorb(R) additives improve the thermal storage capacity of such host materials as foams, fabric packages, gels, plastics and rubber. In addition, these products address the expanding need for improved thermal management capabilities in a wide variety of commercial products. In response to the requirements of its licensees/customers, the Company has developed applications of its products in other host materials such as epoxy resins, gels, paints and composite materials.

     Thermasorb(R) additives are a series of thermal management materials developed using the latest advances in microencapsulation technology. Thermasorb(R) MicroPCMs are micron-sized particles in the form of a dry free-flowing powder, consisting of a heat absorbing core material encapsulated within a proprietary, durable shell wall. Thermasorb(R) additives can improve the thermal storage capacity of a variety of host materials, including liquid, foam, epoxy, leather, composite materials, plastics and gels. For example, Thermasorb(R) additives incorporated into solid materials enable those materials to absorb up to ten times more heat than traditional insulating materials. Thermasorb(R) additives are currently commercially available in a variety of temperature settings ranging from 43(degree)F to 122(degree)F. The variety of the Company's Thermasorb(R) additives allows for an engineered solution for a multitude of thermal requirements.

     COMFORTEMP(R) products can be fabricated in different ways to have the ability to retain or exclude heat thereby maintaining a more constant temperature. COMFORTEMP(R) materials recharge naturally depending on the individual level of physical activity or other external conditions. For cold weather apparel products, the greatest asset of COMFORTEMP(R) is the ability to retain body heat during periods of activity and to release the heat back to the individual during periods of inactivity when the body is most in need of warmth. For hot weather products, COMFORTEMP(R) can be used to facilitate the regulation of body heat generated during activity thereby providing a cooling effect. By transforming a substance into a COMFORTEMP(R) enhanced material, the natural qualities of the host material are complimented while producing a substance with thermal management qualities. For example, certain COMFORTEMP(R) foams are lightweight, breathable materials that have the added capacity of wicking away moisture while maintaining comfort in extreme hot or cold climates.

The following chart describes how the Company's products are created and distributed:


                                    (CHART)

Foams and Fabric Packages

     COMFORTEMP(R) products are lightweight, breathable materials which have the added capability of wicking away moisture while maintaining comfort in extreme hot or cold climates. For cold weather apparel products, the greatest asset of COMFORTEMP(R) is its ability to retain body heat during periods of activity and to release the heat back to the individual during periods of inactivity, when the body is most in need of warmth. This process is reversible. For hot weather products, COMFORTEMP(R) can be used to facilitate the regulation of body heat generated during activity, thereby providing a cooling effect. COMFORTEMP(R) can also be used as a therapeutic or "climate controlled" wrap for comfort or medical purposes.

     COMFORTEMP(R) fabric packages are provided by the lamination or attachment by other means of COMFORTEMP(R) foams to a wide variety of fabrics. COMFORTEMP(R) can be combined with a wide variety of high performance fabrics using traditional fabrication techniques, such as lamination and sewing. The choice of fabric is typically made by the Company's licensees/customers in cooperation with the Company. A typical fabric used with COMFORTEMP(R) in performance winter apparel is polar fleece from mills such as Malden Mills and Dyersburg. For active sports apparel, many licensees/customers select fabrics with superior moisture management properties such as CoolMax(R) from DuPont or fabrics with 2-way and 4-way stretch like Lycra(R) from DuPont.

     As a service to its licensees/customers, the Company may, from time to time, create fabric packages for the licensees/customers using one of the Company's approved laminators or fabricators, for which the Company receives a fee. Alternatively, the licensees/customers will have this process done by one of their own approved fabricators. Further, the Company and its suppliers have developed new fabric construction methods that produce the COMFORTEMP(R) foam directly on the licensee/customer's selected fabrics to eliminate the lamination or sewing step.

Leathers

     Working in partnership with Titleist/FootJoy and Sadesa of Argentina, one of FootJoy's preferred shoe leather suppliers, a new patented leather product is being produced that exhibits comparable thermal performance to COMFORTEMP(R) foam. Titleist/FootJoy and Frisby share ownership of the patent. The use of the patent within the field of golf is to be exclusively licensed to Titleist/FootJoy. All other embodiments of the invention are to be exclusively licensed to the Company. This offers significant design flexibility to footwear designers. COMFORTEMP(R) technology can now be introduced into more areas of the shoe; for example, the upper portion of the shoe is typically leather, enabling even higher levels of performance than is possible with just foam. The Company is currently developing new thermal regulating leathers that are more suited for gloves, apparel, and seating surfaces, such as furniture and car seats. The new DryICE golf glove from FootJoy is made of this new glove leather produced for FootJoy by Pittards in England, one of the world's premier leather tanneries.

Other Host Materials

     COMFORTEMP(R) gels, plastics and rubber compounds have also been developed. The Company's gels can either be free-flowing and flexible for use as a cold or warm compress or firm for use in footwear insoles or bike seat covers. Some of the gels are microwaveable and have been tested to provide prolonged warming compared to non- COMFORTEMP(R) gels. The heated gels are useful for end products such as pizza delivery bags and temperature sensitive packaging applications and for medical footwear inserts used by diabetes patients who typically suffer from cold extremities resulting from poor circulation.

Finished Products

     The Company owns two small manufacturers of finished products, Steele & Associates ("Steele") and Extreme Comfort, Inc. ("Extreme Comfort"). These two divisions enable the Company to sell thermal-related finished products to certain industrial and consumer markets. For example, the Steele division of the Company markets and sells a line of micro-climate cooling vests under the SteeleVest(R) name. Extreme Comfort markets and sells a variety of electrically operated personal heating products, including the new, "Roo(TM)" handwarmer, under the Extreme Comfort(R) brand. In addition, through the use of outsourced manufacturing arrangements, the Company produces a variety of end-use products such as gloves and slippers that are currently sold through mass market direct media. Collectively, these products contributed approximately 22% of the Company's revenues in fiscal year 2000 and are expected to contribute a comparable amount in 2001.

     The Company is employing innovative marketing concepts not typical of traditional `branded-component' sales and marketing approaches to expand its brand and its markets.

     For example, NFL Properties granted Frisby a NFL license for The Roo(TM) heated hand warmer from its Extreme Comfort subsidiary. Sixteen (16) NFL and eighteen (18) NCAA Division I football teams used "The Roo" during the 2000/2001 season. Three-time league MVP Brett Favre, quarterback for the Green Bay Packers and an avid outdoorsman, is the national spokesperson for The Roo. Tiki Barber, star running back for the NFC Champion New York Giants, is the regional spokesperson for New York/New England.

Strategic Sourcing

     The Company currently outsources all of its production needs for the core phase change materials, Thermasorb(R) additives and COMFORTEMP(R) materials. Currently, all of the Company's Thermasorb(R) additives are contract manufactured to specifications provided by the Company to 3M. The Company and 3M have an arrangement that provides pre-determined pricing for all of the Company's anticipated microcapsule production requirements pursuant to which the Company ensures its continuing access to such production capacity at acceptable terms. In the future, the Company may seek geographic diversity for its sources of Thermasorb(R).

     The Company currently relies upon four sources of foam: one in the U.S, one in Europe, and two in the Asia-Pacific region.

     The Company monitors its products during each step of the manufacturing process for quality assurance purposes. Core PCM is tested to ensure that the quantity of heat the PCM can hold at different temperature levels adheres to the Company's product specifications. After encapsulation of core PCM, the shell wall is tested at 3M and validated by Frisby to ensure that the product satisfies its thermal requirements. The foam and other host products are tested prior to shipment to the Company's licensees/customers. Until the vendor has met certain quality assurance requirements, all testing is performed by the Company's quality assurance employees at the Company's North Carolina facility. For qualified, certified vendors, testing may be performed by third party representatives at the manufacturing site.

     The Company historically has not had material losses of inventory and has not experienced material losses due to cost and market fluctuations, overstocking or technology. In 2000 the Company recorded inventory valuation adjustments to reflect the Company's move to a variety of host materials other than foam. The Company maintains certain minimal inventory requirements at every level of the manufacturing process (e.g. raw materials, intermediary materials and finished goods). This inventory is needed to satisfy scheduled customer orders as well as underanticipated requests and other potential sales opportunities.


Sales and Marketing

     Currently, the Company's strategy is based on: (i) establishing relationships with world class market leaders for new product applications and launches; (ii) establishing COMFORTEMP(R) as the recognized brand for dynamic climate control products, similar to GoreTex(R) (for waterproofing) and Thinsulate(TM) (for thermal insulation) and (iii) expanding through strategic industry alliances, joint ventures and cross-licensing of complementary products

o Establishing relationships with market leaders for new product applications and launches:

--   High-profile licensees/customers establish credibility for Frisby brands

--   Increase penetration with existing licensees/customers

-- Revenue model includes significant product sales with increasing annual minimum purchase requirements

-- Close collaboration with the Company's suppliers, licensees/customers and their customers that have requested expanded use of the Company's products

o Establishing COMFORTEMP(R) as the recognized brand behind new performance products:

--   Similar to Gore-Tex or Thinsulate Component-Branding Models

-- The Company's brands benefit significantly from national promotional campaigns of licensees/customers

-- Cooperative advertising leverages the Company's promotional spending and accelerates brand recognition with consumers

-- Cost effective use of the Internet and QVC (where the Company's products are featured) help communicate brand and performance features to broad consumer base

o Expanding through strategic industry alliances, joint ventures and cross-licensing of complementary products:

-- Global sales alliances will dramatically increase the number of "feet on the street" selling Company products

--   Development   alliances   will  help  expand  product   offerings,   reduce
     competition and accelerate time to market

-- Short-term exclusive licenses with market leaders are designed to stimulate industry interest and target consumer support

Licensing

     The Company seeks to enter into agreements with companies that have very strong brand names, excellent reputations for quality and performance and extensive and established sales and distribution networks. A typical license agreement with a licensee/customer: (i) identifies a defined end-use product area in which to develop and commercialize products; (ii) requires the strategic partner to purchase all of its requirements for COMFORTEMP(R) materials from the Company; (iii) establishes minimum annual purchases of such materials; (iv) grants to the customer a license, which may or may not be exclusive, to use the Company's name and trademarks in conjunction with the products produced and (v) establishes a high level of quality control to ensure each end product meets the Company's performance and quality standards.

     The Company's licensees/customers are also required to component-brand the Company's products by including the Company's trademarks in all their marketing materials, point of sale displays, and sales promotion efforts for end-use products incorporating the Company's products. If necessary, the Company grants exclusivity for a limited period of time in order to establish relationships with market share leaders committed to pioneering the commercialization of certain specific end-use products to create demand for the Company's products, typically in a new field of use.

     First introduced in 1997, the Company now has over 120 worldwide licensees for its COMFORTEMP(R) materials. The Company's sales are fairly evenly distributed among the customers with the largest single customer accounting for approximately 17 % of 2000 sales.

Alliances

     Consistent with its strategy as outlined above, the Company has completed negotiations with several firms in an attempt to rapidly globalize the Company's sales efforts.



Schoeller Textil AG, Switzerland

     The  Company  and  Schoeller  Textil,  AG  ("Schoeller')  have  established
Schoeller Frisby Technologies, GmbH ("SFT"), a majority-owned Swiss-based organization with sales and distribution rights to the Company's COMFORTEMP(R) foam and fabric systems. These rights are exclusive throughout Europe and also within the US-based fashion industry. SFT also has non-exclusive sales and distribution rights within certain countries in Asia. It sells primarily through Schoeller's existing worldwide network of direct sales personnel and independent sales agencies. Frisby effectively controls SFT and includes its financial results in Frisby's consolidated results. A four-member Board of Managers, consisting of two appointees each from Schoeller and the Company, manages SFT.

     SFT became effective January 1, 2000 and contributed approximately U.S. $3,200,000 in revenues. In 2000, SFT secured COMFORTEMP(R) sales to more than 70 licensees in 11 countries including Polo Ralph Lauren, Gucci, Prada, Fila, Puma, K2, Samsonite, Reusch, Andrew Marc, BMW and other leading international brands. The primary benefits to the Company from SFT are:

-- Partnership with an internationally recognized leader in innovation, quality and product supply.

--   Strengthened brand image, particularly in European markets

-- Increased revenue streams and profit from sales of finished fabrics instead of Thermasorb(R) additive sales alone.

-- Reduced financial and business risk through the sharing of sales, marketing and promotion expenses.

--   Better coordinated and effective development and sales efforts.

Bridgestone Corporation, Japan

     In February 2000 the Company and Bridgestone (Tokyo, Japan) finalized a joint development and test marketing agreement to establish Bridgestone as a licensed manufacturer of COMFORTEMP(R) foam with exclusive rights to sell COMFORTEMP(R) foam to the Japanese domestic market. The parties extended this test marketing agreement until a final license and supply agreement, to supercede the test marketing agreement, is signed. It is anticipated that this license agreement will be finalized and signed during the second quarter of 2001. Bridgestone also has one of the region's largest sales organization, with more than 400 salespeople in Japan alone. Bridgestone will also use COMFORTEMP
(R) materials in its own products.

     As a result of the test-marketing program, the Company's products are now becoming increasingly available in Japan and Asia. At the end of 2000, Bridgestone began sales of a line of bedding products with COMFORTEMP (R) foam. This far in 2001, Bridgestone has developed a new COMFORTEMP (R) foam for footwear and has secured several new licensees in the Asian market for this new product. Also in 2001, Bridgestone will expand into apparel and other consumer products. Bridgestone is also developing several potential industrial applications for the Company's products including personal care products.

     Another added benefit of this alliance, if formally established, is that Bridgestone will provide the Company with high capacity, high quality manufacturing capability in the Pacific Rim, an element of considerable strategic importance for the Company.

Advanced Material Systems, Australia

     In January 2000 the Company finalized an exclusive distribution agreement with Advanced Material Systems (AMS) of Melbourne, Australia for rights to distribute COMFORTEMP(R) materials within Australia and New Zealand in primarily consumer markets. AMS will also distribute within the Asia-Pacific region on a non-exclusive basis.


Communications Strategy

     In addition to the coordinated efforts with licensees/customers, the Company uses a variety of communication tools in order to build brand name recognition of its Thermasorb(R) and COMFORTEMP(R)(TM) products and trademarks. These include the use of advertising in trade and consumer media, public relations professionals, direct mail, in-store displays and the Internet. Total expenses related to communication in 2000 and 1999 were $1,414,000 and $1,425,000, respectively. The Company has recently updated its Internet sites on the World Wide Web at www.frisby.com and www.COMFORTEMP.com. These web sites provide information which end-users of the Company's products may use in conjunction with their own web sites. The Company has recently created the multi-lingual www.steele.com web site, the Company's first effort in e-commerce, where complete cooling garments are offered directly to the industrial consumer. The Company is also generating sales with the web site www.extremecomfort.com. The sites promote the Company's products and brands as well as its licensees' products. The Company also attends and exhibits its products at numerous tradeshows during the year.

C(degree) Trademark and Icon

     In January 2001 the Company launched a world wide communications campaign introducing an innovative new logo, icon and graphic context for the COMFORTEMP(R) brand. The campaign will globalize the symbol of climate control technology and capture more simply and clearly the benefits of COMFORTEMP(R) in products that reach consumers in an increasing variety of ways. The Company believes that people worldwide will begin to recognize the symbol of personal, temperature-balancing comfort through the C(degree) trademark and icon.


Operations Plan: The Path to Profitability

     The Company's management recognizes that long-term success and shareholder value lies in the sustained reduction of cost of goods sold. Towards that end, the Company has begun an aggressive push towards profitability. The cornerstone of the Company's "Path to Profitability" is focused upon the creation of new, Asian and Mexican supply sources to supplement continual strong growth in combination with US-producers and achieve significantly lower costs of production. Currently, the majority of the Company's products are shipped by sea to Asia from the U.S., increasing the "landed" cost of COMFORTEMP(R) foam and fabrics to its customers. The Company believes that moving the production of the Company's products closer to the customer base will:

o lower production costs of COMFORTEMP(R)materials, improving the gross profit margin;

o lower the total cost of COMFORTEMP(R)to customers without lowering the product's selling price; and

o    increase demand for the Company's products.

     Implementation of this strategy was initiated with selected Korean and Japanese sources and will continue. For those customers that manufacture end products in North America, the Company will begin producing COMFORTEMP(R) materials in Mexico and Central America in 2001. This supply-source realignment process will, the Company believes, lead to significant gross margin improvement in 2001 and beyond.

Research and Development

     Beginning in 1997, the product development focus shifted more toward commercialization of its product and related applications and away from government funded projects. The Company currently maintains several employees devoted to new applications and improvements to the Company's core technology. This effort is supplemented by existing and potential suppliers and licensees/customers of the Company's products who are developing new materials and processes within the field of their respective licenses, i.e., gels, foams, etc. The Company's license agreements provide it with at least joint ownership of any new intellectual property developed by its licensees/customers.


Patents/Intellectual Property

Patents

     The Company owns or otherwise has exclusive rights to more than twenty United States and International Patents that protect the Company's thermal management products. Another ten patents are pending. The patents covering the Company's COMFORTEMP(R) foams and fabrics do not begin to expire until 2011, affording the Company at least another 10 years of protection. Patents for many of the Company's newer COMFORTEMP(R) materials are recently issued or are pending, providing protection, in the case of leather, until at least 2019. There are three main ways the Company acquires rights to patents and intellectual property: licensing, acquisition, and invention.

         Licensing of Patents

     Frisby owns an exclusive license from Triangle Research & Development Corp. (the "TRDC License") for TRDC's patented and proprietary microencapsulated phase change material technology (the "TRDC Technology"). The TRDC License grants Frisby the exclusive worldwide right to develop and commercialize the TRDC Technology with respect to certain applications (including foam) in exchange for royalty payments.

     The rights to the TRDC Technology related to fibers and fabrics with reversible enhanced thermal storage properties were licensed to Outlast Technologies, Inc. ("OTI" or "Outlast") prior to Frisby obtaining the TRDC License. In order to expand its exclusive rights in the field of MicroPCMs, in January 1998 Frisby entered into an exclusive agreement with Outlast Technologies, Inc. (the "Outlast License") that grants Frisby certain exclusive rights to the combination of Frisby's COMFORTEMP(R) foam, produced under the TRDC License, with fibers and fabrics. The Outlast License grants Frisby worldwide, exclusive rights to make foam-based composite fabrics where the foam layer is thicker than 2 mm. Outlast is limited to produce foamed-based composite fabrics where the foam layer is 2 mm and under, enabling each company to offer different products with differing levels of thermal performance to the market.

     In September 1998 Frisby entered into an agreement with TRDC that assigned TRDC's right to its original license agreement for MicroPCM Fibers and Fabrics with Outlast (the "TRDC-OTI License"). The TRDC-OTI License contained a provision for OTI to pay TRDC 50% of any monies received by OTI from Frisby. Therefore, the assignment of this agreement from TRDC to Frisby results in Frisby receiving back 50% of its payments to Outlast under the Frisby-Outlast agreement, effectively reducing its royalty rate on foam-fabric by 50%. Also as part of the assignment, Frisby now receives royalties from OTI on Outlast product sales produced and sold under the TRDC-Outlast agreement. In addition, the Company is required to remit to TRDC certain percentages of the payments received from Outlast.

         Acquisition of Patents

     The Company acquired certain patents and intellectual property as part of the acquisition of Steele and Extreme Comfort. From time to time, the Company is presented opportunities to strengthen its patent portfolio through the purchase of additional patents or other intellectual property related to thermal management and/or comfort. The Company may pursue such opportunities if the additional patents help the company expand its product line, expand into new markets, or otherwise provide the Company with a significant competitive advantage.

         Inventions

     The Company also seeks patents for its own inventions and discoveries. For example, the Company was recently awarded several new US Patents for a series of inventions related to improving the durability and flame resistance of the Company's microcapsules and foams. Also, numerous patent applications are on file for the Company's gel and rubber products.

     The Company also engages in regular joint development efforts with its licensees/customers that result in the Company owning at least joint rights to any new inventions that may arise. This was recently the case with COMFORTEMP(R) leather. Working in partnership with Titleist/FootJoy and Sadesa of Argentina, one of FootJoy's preferred shoe leather suppliers, a new patented leather product was invented that exhibits comparable thermal performance to COMFORTEMP(R) foam. Titleist/FootJoy and Frisby are to share rights in the patent. The use of the patent within the field of golf is to be exclusively licensed to Titleist/FootJoy. All other embodiments of the invention are to be exclusively licensed to the Company.

     The following table sets forth information regarding the patents currently owned by or licensed to the Company.

                                                                                        Patent Expiration
Date of Patent    Patent Number      Description                       Industry                  (year)
--------------    -------------      -----------                       ---------                 ------
2/28/89           4,807,696         Thermal Energy Storage             Automotive,               2006
                                    Apparatus Using Encapsulated       Aerospace,
                                    PCMs.                              Electronics

3/27/90           4,911,232         Heat Transfer Using MicroPCM       Automotive                2007
                                    Slurries                           Computers, Electronics

4/16/91           5,007,478         MicroPCM Slurry Heat Sink Computers, Electronics             2008

8/25/92           5,141,079         Cutting/Cooling Fluid              All Industries            2009

9/15/92           5,146,625         Cooling Vest                       All Industries            2009

7/6/93            5,224,356         Thermal Energy Absorbing and       Electronics               2010
                                    Conducting Potting Materials

3/1/94            5,290,904         Thermally Enhanced Heat Shields    Protective Apparel        2011

4/19/94           Des 346,063       Boot Warmer                        Footwear                  2011

4/26/94           5,305,471         Insulated Cooling Vest             All Industries            2011

11/22/94          5,366,801         Coated Fabric With Reversible      Protective Apparel        2011
                                    Enhanced Properties

5/16/95           5,415,222         Microclimate Cooling Garments      Protective Apparel        2012

1/16/96           5,484,448         Garment and Method for Cooling     All Industries            2013
                                    Body Temperature

3/19/96           5,499,460         Moldable Foam Insole with          Footwear                  2013
                                    Reversible Enhanced Thermal
                                    Storage

3/21/96           5,623,772         Foot-Warming System for a Boot     Footwear                  2013

6/10/97           5,637,389         Thermally Enhanced Foam            All Industries            2012
                                    Insulation

9/8/98            5,804,297         Thermal Insulating Coating         All Industries            2011
                                    Using MicroPCMs

8/8/00            6,099,894         Gel-Coated Microcapsules           All Industries            2018

1/9/01            6,171,647         Gel-Coated Microcapsules           All Industries            2018
                                    (Method Patent)

1/30/01           6,179,879         Leather Impregnated with           All Industries            2019
                                    Temperature-Stabilized Materials

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

Note: List only includes patents related to thermal management technologies. Other patents not related to non-core business where attained as a part of the Extreme Comfort acquisition.
******************************************************************************

Trademarks

     The Company has many trademarks that it uses to uniquely identify and brand it's products in the global marketplace. The Company typically seeks full registration of these marks in the parts of the world where the products are made, used or consumed. These include the US, Canada, Europe, Mexico, Japan, China, Korea and other select countries. The primary trademarks owned by the company are COMFORTEMP(R), Thermasorb(R), DCC(TM), C(degree)(TM), (degree)(TM) (the degree symbol), and THE ULTIMATE DEGREE OF COMFORT(TM).


Proprietary Information and Know-how

     In addition to its licenses and trademarks, the Company is developing considerable proprietary technology and trade secrets with respect to the selection of the raw material(s) to be used for the capsules' core material, shell wall materials and the composition of the capsule which the Company believes affords it a considerable competitive advantage. The Company believes that significant barriers have been created for potential competitors by securing licenses under patents which grant and protect its rights to a wide variety of applications, spanning a broad spectrum of industries and end-use products. In order to further protect its proprietary trade secrets and know-how, the Company generally requires any person or corporation having access to such confidential information to execute an agreement whereby such person or corporation agrees to keep such information confidential.

Competition


     Within consumer markets, the Company competes on three different levels, with:

(i) suppliers of traditional insulation materials like Thinsulate(TM) thermal insulation from 3M and Primaloft(R) synthetic down insulation from Albany International;

(ii) suppliers of unencapsulated phase change materials like Phase Change Laboratories, supplier of materials used in the Domino's Pizza "Heat Wave" pizza delivery bag and R.G. Barry Corporation, maker of the Microcore(R) line of specialty consumer products that include microwaveable gloves, slippers and scarves;

(iii)another encapsulated phase change material fabric supplier licensed by TRDC, Outlast Technologies, that markets a series of certain fibers, coated fabrics and coated foams under the Outlast(R) brand.

     The Company believes its products compete favorably with the above products because:

(i) independent tests have shown the dynamic climate control provided by COMFORTEMP(R) fabrics are up to twice as effective as the leading brands of "passive" insulation and no other traditional insulation can provide active cooling to the wearer like COMFORTEMP(R);

(ii) unencapsulated phase change materials are prone to leaking when the material converts from solid to liquid and require specially sealed bags, whereas the phase change material in COMFORTEMP(R) is contained within the Thermasorb(R) capsule. The need for bags also greatly decreases the options designers can use to incorporate this feature into products; and

(iii)COMFORTEMP(R) foams and other materials developed by the company are inherently better able to contain greater amounts of active phase change material than the relatively thin coatings of phase change material used to make certain Outlast(R) fabrics. Therefore, the increased thermal effect due to the phase change is much greater in COMFORTEMP(R) materials. On tests of two similarly thin samples of COMFORTEMP(R) foam and Outlast(R) coated foam, the COMFORTEMP(R) sample was measured to have more than 50% greater heat storage capacity than the Outlast(R) material.

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


Employees

     As of December 31, 1999, the Company employed approximately 32 full-time employees of whom 5 were management personnel, 15 were sales personnel, 5 were product development personnel, 4 were administrative personnel, and 3 were operations personnel. As of December 31, 2000, the Company employed 24 full-time and 4 part-time employees of whom 4 were management personnel, 10 were sales personnel, 3 were product development personnel, 6 were administrative personnel and 5 were operations personnel. The headcount reduction and realignment was reflective of the Company's shift towards more efficient sourcing of materials and services, the need to streamline the organizational structure and an increased emphasis on external product development and sales agencies.

Management

Directors and Executive Officers

     The directors, executive officers and other significant employees of the Company and their ages are as follows:

        Name                        Age                        Position
        ----                        ---                        --------

Gregory S. Frisby1                  41      Chairman of the Board of Directors;
                                            Chief Executive Officer

Duncan R. Russell                   51       Director;
                                             President and Chief Operating Officer

Jeffry D. Frisby1                   45       Director

Pietro A. Motta                     63       Director

Domenico DeSole                     57       Director

Robert C. Grayson                   56       Director

Douglas J. McCrosson                38       Vice President Business Development;
                                             Secretary

John L. Ruggiero                    51       Chief Financial Officer;
                                             Treasurer

1)       Gregory S. Frisby and Jeffry D. Frisby are brothers


     Gregory S. Frisby has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1989. From 1991 to 1997, Mr. Frisby was also the Chief Executive Officer of Frisby Aerospace. During this time, he has also served on various boards, advisory panels and task forces on technology, capital, growth and privatization issues at the regional, state and federal levels. He received his Bachelor of Science degree in Business Administration from Wake Forest University in 1981. Frisby has received numerous business and industry honors including the Entrepreneur of the Year Award in two States and has recently been named as one of Sports Trend magazines' `ST25', a list of the sporting goods industry leaders likely to have a significant impact in 2001. The Company maintains "key man" insurance on the life of Mr. Frisby in the amount of $7,500,000.

     Duncan R. Russell became the President and Chief Operating Officer and a member of the Company's Board of Directors in June 2000. He had served as the Vice President of Sales and Marketing of the Company from December 1999 until June 2000 and as the Director of Global Brand Strategy since December 1998. Mr. Russell, who had been at 3M since 1973, helped lead a doubling of 3M's Thinsulate(TM) brand sales since 1991. Thinsulate(TM) is the world's number one brand of thermal insulation for apparel, accessories and footwear. He served most recently as Marketing Operations and International Manager of the
Insulation Products Division at 3M. He is also the holder of two U.S. and international patents for insulating products. He received his Bachelor of Science degree in Business Administration from Northeastern University in 1972 and MBA from Hofstra University in 1980.

     Jeffry D. Frisby is a director of the Company. From 1986 to the present, Jeffry D. Frisby has been the President of Frisby Aerospace, A Triumph Group Company. Jeffry D. Frisby also serves on the Board of Visitors of the Calloway School of Business and Accountancy at Wake Forest University, and is a past member of the Industrial Advisory Board of the American Society of Mechanical Engineers. He received his Bachelor of Science degree in Business Administration from Wake Forest University in 1977.

     Pietro A. Motta is a director of the Company. Since 1984, he has provided independent legal and financial advisory services for corporate transactions to private financial, industrial and real estate groups. He is also a director of SMEF, the investment-banking unit of Compagnie Monegasque de Banque, and recently retired as an international advisor to HSBC Investment Banking of Hong Kong & Shanghai Bank. Mr. Motta received his Bachelors degree from Collegio San Carlo & Liceo Manzoni in 1956 and his Juris Doctor degree from Universita degli Studi di Milano in 1960.

     Domenico DeSole is a director of the Company. Since 1995, he has been the president and chief executive officer of Gucci Group NV. Mr. DeSole formerly held the position of chief operating officer of Gucci from 1994 to 1995 and was president and chief executive officer of Gucci America, the company's largest retail subsidiary, from 1984 to 1994. Mr. DeSole also serves on the board of directors of Bausch & Lomb. Mr. DeSole received an undergraduate degree from the University of Rome and a law degree from The Harvard Law School.

     Robert C. Grayson is a director of the Company. Mr. Grayson is the president of GGC, Inc., a Connecticut based management consulting firm, and is also a partner in Leslie Berglass Associates, a New York based executive search firm. Mr. Grayson has also served as a Vice-Chairman of Tommy Hilfiger Corporation from 1992 to 1996 and held several senior executive positions with The Limited Stores from 1970 to 1992. Mr. Grayson currently serves on the boards of directors of Ann Taylor, Sunglass Hut, and Kenneth Cole. Mr. Grayson received an undergraduate degree from Indiana University.

     Douglas J. McCrosson has been the Vice President - Business Development and Secretary of the Company since 1997. Mr. McCrosson became the Vice President of Technical Operations of the Company in 1997 and from 1992 through 1997, he was the Group Director responsible for all of the Company's thermal product development programs. He serves on the Board of Managers of Schoeller Frisby Technologies GmbH, and he is on the Board of Directors of LIFT and ADDAPT, two not-for-profit organizations engaged in providing technology-based companies with engineering and business development services. Mr. McCrosson received his Bachelor of Science degree in Mechanical Engineering from the State University of New York at Buffalo and his Masters of Science degree in Management from Polytechnic University.

     John L. Ruggiero has been the Chief Financial Officer and Treasurer of the Company since November 2000 and also serves as the Treasurer of Schoeller Frisby Technologies GmbH. He has been a senior financial executive for publicly traded and private companies in the direct marketing, publishing, distribution and manufacturing industries. From 1998 to 2000, Ruggiero was the Vice President and Chief Financial Officer for g. Neil Companies, a catalog marketer of human resource-related tools and materials. Prior to g. Neil Companies, he was Chief Financial and Administrative Officer of McKenzie Sports Products Inc., a leading manufacturer and marketer of foam products for the sporting goods industry. He also worked for 17 years at Grolier Inc., a global publisher and direct marketer of children's books, reference materials and interactive products, finishing his career there as the Vice President of Finance and Administration of its Direct Marketing Group.


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

Item 3. Legal Proceedings.

     On January 21, 2000, one of the Company's licensors, Outlast Technologies, Inc. (Outlast), issued a notice of default to the Company pursuant to the Outlast License Agreement dated January 1998. The Company has denied breaching the agreement and on April 25, 2000, in accordance with its License Agreement terms, the Company filed a demand for arbitration against Outlast with the American Arbitration Association (AAA) seeking legal redress from Outlast for wrongful attempts to terminate the License, breach of contract and other claims.

     On May 31, 2000 Outlast initiated a lawsuit in District Court for patent infringement against the Company based upon the same matters that were presented to the AAA. On July 10, 2000, Frisby filed a motion in District Court to dismiss the lawsuit, or alternatively, to stay the suit pending the conclusion of the arbitration proceeding. On August 28, 2000 the Court approved the motion to stay pending arbitration.

     The arbitration panel has been selected. A hearing has been scheduled during August 2001. The Company believes that the outcome of the dispute will be resolved in a manner that is satisfactory to the Company.



Item 4. Submission of Matters to a Vote of Security Holders.

     All matters submitted to a vote of security holders were contained in the Company's 2000 proxy statement.


Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's securities are traded on the NASDAQ SmallCap Market under the symbol "FRIZ".

     The outstanding shares of Common Stock are currently held by approximately 1,700 shareholders of record. The transfer agent and registrar is American Stock Transfer & Trust Company.

The following table sets forth the high and low closing prices for the Common Stock for the periods indicated.


                                                             High         Low
2000
Fourth Quarter........................................       $4.38        $3.00
Third Quarter.........................................       $5.00        $3.63
Second Quarter ......................................        $7.84        $4.50
First Quarter.........................................       $7.63        $4.53

1999
Fourth Quarter........................................       $5.81        $4.00
Third Quarter.........................................       $6.75        $4.25
Second Quarter........................................       $4.86        $3.25
First Quarter.........................................       $5.13        $3.63

     The Company has paid no dividends on its common stock for the last three years and does not expect to pay dividends in the near future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following management's discussion and analysis and this Form 10-KSB contain forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to numerous risks and uncertainties that could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements, and reported results should not be considered an indication of future performance. Those potential risks and uncertainties include without limitation; the need for further development of certain Frisby Technologies' products and markets, the development of alternative technologies by third parties, the uncertainty of the future economic environment, the availability of working capital and other permanent capital from third parties, legal challenges by third parties, and the uncertainty of market acceptance and demand for the Company's products in the future.

     The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements.

General

     The following discussion should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 2000 and 1999, appearing elsewhere in this Form 10-KSB.

     The following tables set forth certain operating and balance sheet data in dollars for the years indicated:

Operating Data:


                                                        2000            1999
                                                        ----            ----
Net revenues ...................................   $ 10,198,000    $  6,238,000
Costs of sales .................................      7,630,000       5,197,000
                                                   ------------    ------------
Gross profit ...................................      2,568,000       1,041,000
Sales and marketing expense ....................      4,471,000       4,503,000
General and administrative expense .............      2,875,000       2,345,000
                                                   ------------    ------------
Loss from operations ...........................     (4,778,000)     (5,807,000)
Interest income (expense) ......................       (136,000)        179,000
Minority interest income (expense) .............         93,000            --
                                                   ------------    ------------
Loss before income taxes .......................     (4,821,000)     (5,628,000)
Provision for income taxes                                 --              --
                                                   ------------    ------------
Net loss .......................................   ($ 4,821,000)   $ (5,628,000)
                                                   ============    ============
Net loss per common  share - basic and  diluted   $      (0.77)   $      (1.01)
                                                   ============    ============


Balance Sheet Data:

                                                   December 31,     December 31,
                                                      2000              1999
                                                   -----------------------------

Working capital                                    $2,003,000         $1,957,000
Total assets                                       $7,637,000         $8,420,000
Long-term liabilities                              $  341,000         $1,420,000
Total liabilities                                  $3,496,000         $4,141,000
Total shareholders' equity                         $4,086,000         $4,278,000

Results of Operations
Years ended December 31, 2000 and 1999

     Revenues. The Company generates revenue primarily from two sources: (i) sales of its Thermasorb(R) and COMFORTEMP(R) products for use as component products in its licensees'/customers' finished products and (ii) the direct sale of selective end-use products. Revenue is also generated from license fees and royalties from the use of Thermasorb(R) and COMFORTEMP(R) trademarks by licensees/customers in end-use products, as well as other fees earned in connection with its agreements with licensees/customers. Total revenues for the year ended December 31, 2000 increased by $3,960,000, or 63.5%, to $10,198,000 from $6,238,000 for the year ended December 31, 1999. Product sales for the year ended December 31, 2000 increased by $4,271,000, or 77.3%, to $9,799,000 from
$5,528,000 for the year ended December 31, 1999.

These increases represent continued acceptance of the Company's products and expanding operations, particularly in the international arena. A significant portion of the Company's revenue increase was generated by its majority-owned European affiliate, Schoeller Frisby Technologies, GmbH ("SFT"), based in Switzerland.

     Cost of sales. The Company's cost of sales consists primarily of: (i) direct and indirect costs incurred in connection with product sales; (ii) royalty payments required to be made in accordance with license agreements and
(iii) the amortization expense associated with the transaction with the principal inventor to lower the royalty rates (described in Note 12 to the consolidated financial statements). Total cost of sales for the year ended December 31, 2000 increased by $2,433,000 to $7,630,000 from $5,197,000 for the year ended December 31, 1999. The majority of this increase was generated by increased product sales. Additionally, to reflect the Company's development of a variety of new host materials other than foam, an inventory valuation adjustment of approximately $270,000 was recorded. This unfavorable adjustment was partially offset by a one-time adjustment of $168,000 relating to the elimination of an earlier put agreement.

Gross margin on product sales increased in 2000 over 1999 due to lower material acquisition costs from new sourcing agreements and improved processes as well as increased sales of certain high margin end-use products. The Company expects these improvements will continue to benefit future periods.


     Sales and marketing expense. Sales and marketing expenses for the year ended December 31, 2000 decreased by $32,000 to $4,471,000 from $4,503,000 for the year ended December 31, 1999. This decrease is attributable to (i) reduced research and development costs; (ii) lower personnel costs and (iii) reduced spending on travel and trade shows. These cost reductions were offset by (a) increased provisions for certain uncollectible accounts and (b) commission expenses related to SFT and direct end-user product sales.

     General and administrative expense. General and administrative expenses for the year ended December 31, 2000 increased by $530,000 to $2,875,000 from $2,345,000 for the year ended December 31, 1999. The increase reflects (i) higher legal fees resulting from litigation related to the Company's protection of its intellectual property; (ii) increased rent expense and (iii) higher depreciation and amortization expense. Partially offsetting these increased costs were reductions in personnel related and investor relations expenses. The Company does not anticipate general and administrative expenses to increase significantly in the near-term under the current business model.

     Net interest expense. Net interest expense for the year ended December 31, 2000 was $136,000 compared to net interest income of $179,000 for the year ended December 31, 1999. This change reflects the interest expense related to the Company's line of credit (described in Note 6 to the consolidated financial statements), partially offset by interest earned on amounts on deposit.

     Minority interest income. The Company recorded minority interest income of $93,000 for the year ended December 31, 2000 which reflects the portion of the losses of the joint venture that are applicable to Schoeller Textil AG, the Company's joint venture partner.

     Net loss. As a result of the foregoing, the net loss for the year ended December 31, 2000 decreased to $4,821,000 from $5,628,000 for the year ended December 31, 1999.

Liquidity and Capital Resources

     From its inception through December 31, 2000 the Company has incurred cumulative losses of approximately $15,437,000. The Company has financed its operations to date through research and development contracts relating to United States government programs, bank borrowings and the issuance of common and convertible preferred stock.

     At December 31, 2000 the Company had working capital of $2,003,000, including cash of $1,025,000, accounts receivable of $1,843,000 and inventory of $2,146,000, offset by accounts payable of $804,000, a line of credit of $1,453,000 and accrued expenses and other current liabilities of $724,000.

     Cash used by operating activities was $5,341,000 and $5,778,000 respectively, for the years ended December 31, 2000 and 1999. The principal factor contributing to the cash used in operating activities for the year ended December 31, 2000 and 1999 was the net loss for each of the respective periods. Cash used in investing activities was $324,000 for the year ended December 31, 2000. The principal investing activity for 2000 was the purchase of property and equipment and intangible assets. Cash provided by investing activities was $481,000 for the year ended December 31, 1999, principally resulting from the sale of marketable securities offset in part by: (i) an installment payment to TRDC for the agreement signed in September 1998; (ii) the purchase of the assets of Steele; (iii) the acquisition of Extreme Comfort and (iv) the purchase of equipment for the thermal testing facility in North Carolina. Cash provided by financing activities was $5,518,000 for the year ended December 31, 2000. The principal financing activities for 2000 were (a) net proceeds from the line of credit of $903,000 and (b) net proceeds from the private placement of Common Stock (described in Note 9 to the consolidated financial statements) of $4,416.000.

As of December 31, 2000, the Company had a $2,000,000 line of credit with a bank (see Note 6 to the consolidated financial statements). The line of credit bears interest at the bank's prime rate plus 200 basis points. The outstanding balance under the line at December 31, 2000 was $1,453,000. Subsequent to December 31, 2000 the Company further negotiated an extension of the line until June 30, 2001. Amended terms related to the extension include a borrowing limit of $1,500,000 and interest at the bank's prime rate plus 25 basis points. On March 27, 2001 the Company received a Letter of Intent from a significant shareholder proposing to take over the existing $1,500,000 Line of Credit, with terms and conditions similar to those with the bank. This proposed financing arrangement would extend the maturity date of the Line of Credit to January 2, 2002. The proposed financing arrangement may also include conversion rights and privileges similar to those being offered under the private placement memorandum. As of this date, formal negotiations are still being held and the final terms have not been agreed upon. The Company anticipates that it will formalize and finalize this arrangement before April 15, 2001. In addition, the Company has received a commitment letter from a different significant shareholder to provide appropriate funding for 2001 should the aforementioned financing arrangement not be consummated.

     The Company has incurred cumulative losses since its inception and, therefore, has not been subject to significant federal income taxes. Through December 31, 2000 the Company has generated net operating loss carryforwards in excess of $14,500,000 that may be available to reduce future available taxable income and future tax liabilities. These carryforwards expire in years through 2020. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the IPO, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

     As of March 27, 2001 the Company had received firm commitment letters from several investors for an equity investment of up to $550,000. The proposed transaction includes both the Company's common stock and warrants and has been approved by the Company's Board of Directors. The Company anticipates that this transaction will close on or before April 30, 2001. The Company is continuing to meet with other interested investors to complete the balance of the fundraising.

     Based on the Company's current operating plan, the Company believes that the cash available as a result of the financing activity mentioned above, cash flow from operations and the available line of credit will be sufficient to satisfy its operational and capital requirements through December 2001. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. In the event that the Company's plans change, or its available cash, cash flow from operations and available line of credit are insufficient to fund operations due to unanticipated delays, problems, expenses or otherwise, the Company would be required to seek additional financing sooner than anticipated. Further, depending on the Company's progress in marketing its product line, gaining acceptance of its thermal management technology and its other products and services among the business community or the identification of strategic acquisition or licensing opportunities, the Company may determine that it is advisable to raise additional capital sooner than was anticipated.



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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

Part III

     The information required by Part III of this Form 10-KSB, excluding item 13 which is included herein, is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

(i)  The  following  exhibits  are hereby  incorporated  by  reference  from the
     corresponding   exhibits   filed  under  the  Company's   Form  SB-2  under
     Registration No. 333-45121:

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

10.8     License Agreement effective January 1, 1998 between the Company and Outlast Technologies, Inc.

10.11    License Agreement dated February 1, 1997 between the Company and Cove Shoe Company, Inc.

10.13    License Agreement dated February 10, 1997 between the Company and Genfoot, Inc. and Genfoot America, Inc.

10.16    Arrangement dated January 21, 1998 between the Company and Minnesota Mining & Manufacturing, Inc.

10.20    Memorandum of Understanding dated December 11, 1997, between the Company and Foamex International, Inc.

10.21    Memorandum of Understanding dated January 15, 1998 between the Company and LaCrosse Footwear, Inc.

(ii) The following exhibits are incorporated by reference from the corresponding exhibits filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1998:

10.7.1.1 Amendment to License Agreement between the Company and TRDC

(iii) The following exhibits are incorporated by reference from the corresponding exhibits filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1999:

10.27    Loan Agreement dated February 29, 2000 by and between the Company and Bank of America, N.A.

10.28    Lease Agreement dated January 14, 2000 by and between the Company and Visible Goth, LLC

(iv)     The following  exhibits are  incorporated  by reference  from the  corresponding  exhibits filed with the Company's
         Form S-3/A under Registration No. 333-47010:

3.1.2    Second Amended and Restated Certificate of Incorporation

10.1.1    Second Amended and Restated  Stockholder's  Agreement dated as of May 30, 2000, by and among the Company,
          Jeffrey D. Frisby, Gregory S. Frisby and MUSI

10.3.1    Amendment to the Employment Agreement dated as of June 1, 2000, between the Company and Gregory S. Frisby

10.29     Purchase  Agreement dated May 30, 2000 by and among the Company and MUSI, Ms. Jean S. Moore,  AllFirst Company
          Custodian for Hogan & Hartson Partners Retirement Plan for the Benefit of Ms. Jean S. Moore, and Schoeller Textil AG

10.30     Registration  Rights  Agreement  dated May 30, 2000 by and among the Company and MUSI, Ms. Jean S. Moore,  AllFirst
          Company Custodian for Hogan & Hartson Partners Retirement Plan for the Benefit of Ms. Jean S. Moore,
          and Schoeller Textil AG

10.31     Warrant  Agreement dated May 30, 2000 by and among the Company and MUSI, Ms. Jean S. Moore,  AllFirst  Company
          Custodian for Hogan & Hartson Partners Retirement Plan for the Benefit of Ms. Jean S. Moore, and Schoeller Textil AG

10.32     Stock Purchase Agreement dated October 14, 1999 by and between the Company and Extreme Comfort, Inc.

10.33     Endorsement and Representation Agreement dated July 18, 2000 by and between the Company and Favre Enterprises, Inc.

10.34     Endorsement  and  Representation  Agreement  dated July 27, 2000 by and between  the Company and Maximum  Marketing,
          Inc. on behalf of Tiki Barber

10.35     Form of  Non-Qualified  Stock  Option  Agreement by and between the Company and Favre  Enterprises,  Inc. and the
          Company and Maximum Marketing, Inc.

(v) The following exhibits are incorporated by reference from the corresponding exhibits filed with the Company's Form S-8 under Registration No. 333-50850

4.1       Frisby Technologies, Inc. - 2000 Employee Stock Purchase Plan

(vi)      Exhibits

10.36     Amended and Restated Stock Option Plan

10.37     Warrant Agreement dated as of May 30, 2000, by and between the Company and Janney Montgomery Scott, LLC

10.38     Amendment to Loan Agreement dated September 29, 2000 by and between the Company and the Bank of America, N.A.

10.39     Second Amendment to Loan Agreement dated January 15, 2001 by and between the Company and the Bank of America, N.A.

10.40     Letter Agreement dated May 16, 2000 between the Company and 3M (Confidential)

23.1      Consent of Independent Auditors

(b)       Reports on Form 8-K

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

Dated:  March 30, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

      Signature                                     Title                                Date

/s/ Gregory S. Frisby               Chairman of the Board of Directors; CEO            March 30, 2001
---------------------------
Gregory S. Frisby

/s/ Duncan R. Russell               President and COO; Director                        March 30, 2001
---------------------------
Duncan R. Russell

/s/ John L. Ruggiero                Chief Financial Officer and Treasurer              March 30, 2001
---------------------------
John L. Ruggiero

/s/ Jeffry D. Frisby                Director                                           March 30, 2001
---------------------------
Jeffry D. Frisby

/s/ Pietro A. Motta                 Director                                           March 30, 2001
---------------------------
Pietro A. Motta

/s/ Domenico DeSole                 Director                                           March 30, 2001
---------------------------
Domenico DeSole

/s/ Robert C. Grayson               Director                                           March 30, 2001
---------------------------
Robert C. Grayson



Item 7. Financial Statements.

                            Frisby Technologies, Inc.

                   Index to Consolidated Financial Statements



Report of Independent Auditors.....................................................................    F-2

Consolidated Balance Sheet as of December 31, 2000.................................................    F-3

Consolidated Statements of Operations for the Years Ended December 31,
   2000 and 1999...................................................................................    F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
   Ended December 31, 2000 and 1999................................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2000 and 1999 ..................................................................................    F-6

Notes to Consolidated Financial Statements.........................................................    F-7

                         Report of Independent Auditors


The Stockholders
Frisby Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Frisby Technologies, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frisby Technologies, Inc. as of December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                /s/ Ernst & Young LLP



Winston-Salem, NC
February 28, 2001, except for Note 6 and
   Note 9 as to which the date is March 27, 2001

                            Frisby Technologies, Inc.
                           Consolidated Balance Sheet

                                                                    December 31,
                                                                       2000
                                                                    ------------
Assets
Current assets:
     Cash and cash equivalents                                      $  1,024,636
     Accounts receivable, less allowances                              1,843,124
     Inventory                                                         2,146,447
     Prepaid expenses and other current assets                           144,139
                                                                    ------------
            Total current assets                                       5,158,346
Property and equipment, net                                              741,645
Intangible assets, net                                                 1,526,470
Other assets                                                             210,136
                                                                    ------------
             Total assets                                           $  7,636,597
                                                                    ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                               $    804,071
     Line of credit                                                    1,453,469
     Accrued expenses and other current liabilities                      724,412
     License fees payable                                                173,049
                                                                    ------------
            Total current liabilities                                  3,155,001
Other liabilities                                                        341,026

Minority interest                                                         54,782

Commitments and contingencies                                               --

Stockholders' equity:
     Preferred stock, 1,000,000 shares authorized,
          no shares issued and outstanding                                  --
     Common stock, $.001 par value; 30,000,000 shares authorized;
          6,972,158 shares issued and outstanding                          6,972
     Additional paid-in capital                                       19,444,913
     Common stock warrants outstanding                                   205,000
     Unearned stock compensation                                       (134,378)
     Accumulated deficit                                            (15,436,719)
                                                                    ------------
      Total stockholders' equity                                       4,085,788
                                                                    ------------
            Total liabilities and stockholders' equity              $  7,636,597
                                                                    ============

See accompanying notes.

                            Frisby Technologies, Inc.
                      Consolidated Statements of Operations

                                                         Year ended
                                                        December 31,
                                                ----------------------------
                                                     2000           1999
                                                ------------    ------------

Net revenues                                    $ 10,198,466    $  6,237,900
Cost of sales                                      7,629,963       5,196,990
                                                ------------    ------------
Gross profit                                       2,568,503       1,040,910

Operating expenses:
       Sales and marketing                         4,470,813       4,503,072
       General and administrative                  2,875,403       2,344,823
                                                ------------    ------------
                                                   7,346,216       6,847,895
                                                ------------    ------------

Loss from operations                              (4,777,713)     (5,806,985)
Interest income (expense), net                      (136,118)        178,679
Minority interest                                     92,543            --
                                                ------------    ------------
Loss before provision for income taxes            (4,821,288)     (5,628,306)
Provision for income taxes
                                                        --              --
                                                ------------    ------------
Net loss                                        $ (4,821,288)   $ (5,628,306)
                                                ============    ============

Net loss per common share - basic and diluted
                                                $      (0.77)   $      (1.01)
                                                ============    ============

Shares used in the calculation of  basic and
    diluted net loss per common share              6,245,039       5,570,005
                                                ============    ============

See accompanying notes.

                            Frisby Technologies, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)


                                 Preferred Stock              Common Stock
                                 ---------------              ------------
                               Shares       Amount       Shares        Amount


Balance at January 1, 1999     587,500   $ 2,479,000    5,120,613  $     5,121

Conversion of
Preferred Stock               (587,500)   (2,479,000)     587,500          587


Net Loss                          --            --           --           --
Sale of Marketable
   Securities                     --            --           --           --

Comprehensive (loss)              --            --           --           --

Issuance of Common Stock
Pursuant to acquisition of
Extreme Comfort                   --           --         40,000            40
                              --------   -----------   ----------  -----------
Balance at December 31,
1999                              --            --      5,748,113        5,748

Net Loss                          --            --           --           --

Issuance of Common Stock and
Common Stock Warrants in
Private Placement                 --            --      1,175,000        1,175

Issuance of Common Stock
Options and Warrants for
services                          --            --           --           --

Amortization of unearned
stock compensation                --            --           --           --

Exercise of Stock Options         --            --         42,125           42
Issuance of Common Stock -
Employee Stock Purchase Plan      --            --          6,920            7
                              --------   -----------   ----------  -----------

Balance at December 31, 2000      --            --      6,972,158  $     6,972
                              ========   ===========   ==========  ===========

                                             Accumulated
                               Additional        Other       Common Stock
                                 Paid-In     Comprehensive     Warrants    Unearned Stock   Accumulated
                                 Capital        Income        Outstanding   Compensation      Deficit           Total
                                 -------        ------        -----------   ------------      -------           -----
Balance at January 1, 1999    $ 12,199,828   $  21,000            --             --        $ (4,987,125)  $ 9,717,824

Conversion of
Preferred Stock                  2,478,413        --              --             --                --            --

Net Loss                              --          --              --             --          (5,628,306)   (5,628,306)

Sale of Marketable
   Securities                         --       (21,000)           --             --                --         (21,000)

Comprehensive (loss)                  --          --              --             --                --      (5,649,306)

Issuance of Common Stock
Pursuant to acquisition of
Extreme Comfort                    209,960        --              --             --                --         210,000
                              ------------   ---------       ---------   ------------      ------------   -----------

Balance at December 31, 1999    14,888,201        --              --             --         (10,615,431)    4,278,518

Net Loss                              --          --              --             --          (4,821,288)   (4,821,288)

Issuance of Common Stock and
Common Stock Warrants in
Private Placement                4,415,227        --              --             --                --       4,416,402

Issuance of Common Stock
Options and Warrants for
services                           (56,980)       --           205,000   $   (148,020)             --            --

Amortization of unearned
stock compensation                    --          --              --           13,642              --          13,642

Exercise of Stock Options          170,529        --              --             --                --         170,571

Issuance of Common Stock -
Employee Stock Purchase Plan       27,936        --              --             --                --          27,943
                              ------------   ---------       ---------   ------------      ------------   -----------

Balance at December 31, 2000  $ 19,444,913        --         $ 205,000   $   (134,378)     $(15,436,719)  $ 4,085,788
                              ============   =========       =========   ============      =============  ===========

See Accompanying Notes

                            Frisby Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                 Year ended
                                                                                 December 31,
                                                                         --------------------------
                                                                              2000          1999
                                                                              ----          ----
Operating activities:
Net loss                                                                 $(4,821,288)  $(5,628,306)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                           421,927       410,749
     Non cash consulting and other expenses                                   14,752        70,000
     Provision for doubtful accounts and returns                             375,831         5,000
     Changes in assets and liabilities, prior to effect of acquisition:
          Accounts receivable                                               (369,519)     (785,105)
          Inventories                                                     (1,049,398)     (308,202)
          Other current assets                                               415,681        50,308
          Other non-current assets                                          (134,043)       93,653
          Accounts payable                                                  (818,209)      471,369
          Accrued expenses and other current liabilities                     732,607      (250,529)
          License fees payable                                              (109,516)       92,838
                                                                         -----------   -----------
Net cash used in operating activities                                     (5,341,175)   (5,778,225)
                                                                         -----------   -----------

Investing activities:
Purchases of property and equipment                                         (155,359)     (472,845)
Proceeds from sale of short-term investments                                    --       1,534,684
Purchase of intangible assets                                                (47,919)     (400,000)
Purchase of business, net of cash acquired                                      --        (180,801)
Elimination of put agreement - net                                          (120,894)         --
                                                                         -----------   -----------
Net cash provided by (used in) investing activities                         (324,172)      481,038
                                                                         -----------   -----------

Financing activities:
Net proceeds from line of credit                                             903,488          --
Proceeds from exercise of stock options                                      170,571          --
Proceeds from employee stock purchases                                        27,943          --
Proceeds from private placement - net                                      4,416,402          --
Payment of transaction costs                                                    --         (47,372)
                                                                         -----------   -----------
Net cash (used in) provided by financing activities                        5,518,404       (47,372)
                                                                         -----------   -----------

Net decrease in cash and cash equivalents                                   (146,943)   (5,344,559)
Cash and cash equivalents - beginning of period                            1,171,579     6,516,138
                                                                         -----------   -----------
Cash and cash equivalents - end of period                                $ 1,024,636   $ 1,171,579
                                                                         ===========   ===========


See accompanying notes

                            Frisby Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000




1.  Description of Business

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

2.  Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, and of Schoeller Frisby Technologies GmbH, a joint venture controlled by the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from sales of products are recognized when title passes based upon the terms of the sale, which are generally upon shipment. License revenues are recorded ratably over the license period, which generally ranges between two and three years. Royalty revenues are recorded when the Company's strategic partners report sales of products containing Thermasorb(R) and COMFORTEMP(R) to their customers.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method.

Property and Equipment

The Company's property and equipment are stated at cost. Depreciation for financial reporting purposes is provided over the estimated useful lives (three to ten years) of the assets under the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

The Company reviews the carrying value of its property and equipment and other long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses if there are indicators of impairment. To the extent such undiscounted cash flow projections indicate that an impairment exists, the assets are written down to discounted cash flows.

Intangible Assets, Net

Excess cost over fair value of assets acquired is amortized using the straight-line method over ten years. Patents and trademarks are amortized over their estimated useful lives ranging from 5 to 20 years. License agreement costs are amortized over their related license term. The Company periodically reviews the carrying values and estimated useful lives of the intangible assets to determine whether current events and circumstances warrant adjustments. This valuation is performed using the expected future undiscounted cash flows associated with the intangible assets compared to the carrying value to determine if a write-down is required. To the extent such projection indicates that the undiscounted cash flow is not adequate to recover the carrying amounts, the assets are written down to discounted cash flows.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, short-term and long-term debt. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company estimates the fair value of its financial instruments using a discounted cash flow analysis based on interest rates for similar types of instruments available in the market place. At December 31, 2000 the carrying amounts of the Company's financial instruments approximated their fair values.

Advertising and Promotion

Advertising and promotion costs are expensed the first time the advertisement is run. Media print placement costs are expensed in the month the advertising appears. Accounting for endorsement contracts is based upon specific contract provisions. Total advertising and promotion expenses were approximately
$1,414,000  and  $1,425,000  for the years  ended  December  31,  2000 and 1999, respectively.

Research and Development

Research and development costs are expensed as incurred.

Stock Based Compensation

Stock based compensation expense for the Company's employee stock option plan is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement on Financial Accounting Standard (SFAS No. 123), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above related to employees, and has adopted the disclosure requirements of SFAS No. 123.

Net Loss Per Share

The denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2000 and 1999 was 6,245,039 and 5,570,005, respectively; the weighted-average shares. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of stock options and warrants (Note 10), as the effect of such exercises would be antidilutive.

Translation of Foreign Currency Financial Statements

Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the average rates of exchange during the fiscal year. Gains or losses resulting from translating foreign currency financial statements resulted in an immaterial impact to the financial statements for the year ended December 31, 2000 and were not applicable in 1999.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 1998, the Financial Standards Board issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 2000. Under the statement, all derivatives will be required to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, change in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Under the statement, any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings. The Company has determined that the adoption of SFAS No.133 will not have an effect on the earnings or financial position of the Company.


Reclassifications

Certain amounts in prior year's financial statements have been reclassified to conform with current year classifications.

3.  Financial Risks

The Company currently outsources the manufacture of all of its products, including Thermasorb(R) and COMFORTEMP(R), to a limited number of manufacturers.

The Company does a significant amount of business with a limited number of licensee/customers. Total revenues from the top two licensees/customers during each period comprised approximately 28% (17% and 11%) and approximately 27% (15% and 12%) of the Company's total revenues for the years ended December 31, 2000 and 1999, respectively.

At December 31, 2000, two licensee/customers accounted for approximately 60% (46% and 14%) of the Company's accounts receivable. The Company performs credit evaluations of its strategic partners' financial condition and payment history prior to extending credit. Consistent with industry standards, receivables are payable in accordance with the terms of the underlying contracts and collateral is not required.

The Company's sales are to customers worldwide, with approximately 41% generated in Europe, 36% in North America and 18% in the Asia-Pacific region.


4.  Property and Equipment

     Property and equipment consist of the following as of December 31, 2000:

Leasehold  improvements        $   72,167
Furniture                         278,131
Equipment                       1,114,389
                               ----------
                               ----------
                                1,464,687
Less accumulated depreciation     723,042
                               ----------
                               $  741,645
                               ==========

5.  Intangible Assets

     Intangible assets consist of the following as of December 31, 2000:

Goodwill                       $1,074,740
Patents and trademarks             47,920
License agreement                 704,450
                               ----------
                                1,827,110
Less accumulated amortization     300,640
                               ----------
                               $1,526,470
                               ==========

6.  Line of Credit

In February 2000, the Company entered into a $2,000,000 line of credit with a bank (the "Line"). The Line is maintained for working capital purposes. The Line was originally scheduled to mature on July 31, 2000; however, the maturity date was extended to September 30, 2000 and further extended to December 31, 2000. As a condition of the later extension, the Company's Chief executive Officer and a related member of the Board of Directors personally guaranteed repayment in full of the obligation. The line is a committed facility, which is secured by substantially all of the Company's assets, and bears interest at the bank's prime rate plus 200 basis points. The credit agreement requires the Company to meet a minimum tangible net worth covenant.

Subsequent to December 31, 2000, the Company further negotiated an extension of the Line until June 20, 2001. Amended terms related to the extension include a borrowing limit of $1,500,000 and interest at the bank's prime rate plus 25 points. The guarantees of the Company's Chief Executive Officer and a related member of the Board of Directors remain in effect. In connection with the last extension, a significant shareholder of the Company issued an irrevocable stand-by letter of credit in the principal amount of $1,500,000 naming the leading bank as the beneficiary. The shareholder has the right to convert this letter of credit to equity as part of the Company's private placement (see Note
9). At December 31, 2000, $1,453,469 was outstanding under the Line.

On March 27, 2001 the Company received a Letter of Intent from the same significant shareholder proposing to take over the existing $1,500,000 Line of Credit, with terms and conditions similar to those with the bank. This proposed financing arrangement would extend the maturity date of the Line of Credit to January 2, 2002. The proposed financing arrangement may also include conversion rights and privileges similar to those being offered under the private placement memorandum. As of this date, formal negotiations are still being held and the final terms have not been agreed upon. The Company anticipates that it will formalize and finalize this arrangement before April 15, 2001.

7.  Joint Venture.

During the first quarter of 2000, the Company established Schoeller Frisby Technologies GmbH ("SFT"), a joint venture with Schoeller Textil AG, to expand the European distribution of the Company's products. The Company owns 51% of the outstanding shares of the common stock and has control of the joint venture and, accordingly, consolidates the joint venture. The joint venture began operations in January 2000.

The Company recorded minority interest income, which reflects the portion of the losses of SFT that are applicable to Schoeller Textil AG's minority interest. The minority interest amount on the Balance Sheet represents the share of the net assets of SFT associated with the minority partner's interest in those operations.

8.  Acquisitions

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


9.  Stockholders' Equity

Preferred Stock

Under the terms of the Company's Article of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of preferred stock.

Common Stock

In September 2000, the shareholders of the Company approved an increase to the authorized number of shares of common stock from 10,000,000 to 30,000,000.

Private Placement

In February 2000, the Board of Directors authorized the Company to complete a private equity financing of up to $7,500,000 consisting of units comprised of one share of the Company's common stock and one warrant to purchase one share of common stock. In May 2000, the Company completed a portion of the financing totaling $4,000,000, consisting of 800,000 shares of common stock at $5.00 per share and 800,000 attached five-year warrants with an exercise price of $7.00. In December 2000, the Company completed an additional portion of the financing totaling $700,000, consisting of 175,000 shares of common stock at $4.00 per share and 175,000 attached five-year warrants with an exercise price of $6.00. Concurrently, the Company issued an additional 200,000 shares of common stock and 200,000 warrants to the investment group that participated in the May 2000 placement, effectively repricing the shares and warrants to $4.00 and $6.00, respectively. Additionally, as of March 27, 2001, the Company has received firm commitment letters from several investors for an equity investment of up to $550,000 and a commitment letter from a significant shareholder to provide additional funding for 2001, if required, until the Company completes the private equity financing. The proceeds of the offering have been used for working capital and other general corporate purposes.

Issuance of Stock Options and Warrants for Service

During 2000, the Company entered into product endorsement agreements with two well-known athletes. These product endorsement agreements provide for a total of 176,000 options to purchase the Company's common stock at exercise prices ranging from $4.13 per to $4.50 per share. The agreements provide that 28,000 options are immediately vested and expire in 2005. The remaining 148,000 options will be awarded based upon performance of the individuals under the contract and the Company attaining certain revenue levels for the particular products being endorsed. Accordingly, the aggregate fair value of the vested options, calculated under the Black-Scholes method, of $48,020, is being amortized to expense over the product endorsement period.

The Company entered into an investor relations agreement during 2000, which provides for services to the Company through 2001. As compensation for the agreement, the Company issued warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $6.50 per share, expiring in 2005. The aggregate fair value of these warrants of $100,000 is being changed to expense over the respective service period.

Additionally, the Company has options and warrants outstanding to acquire 370,000 shares of its common stock with exercise prices ranging from $3.1875 to $11.55 expiring in 2003.

In connection with the private equity placement, the Company entered into an agreement with an investment-banking firm. In addition to an up-front payment, the Company issued 80,000 five-year Agent warrants, priced at $0.01 per warrant, entitling the investment-banking firm to purchase 80,000 shares of the Company's common stock at a price of $6.00 per share. Each of these shares would carry an attached five-year warrant to purchase an additional share of the Company's common stock at a purchase price of $7.00 per share.

10.  Employee Benefit Plans

Employee Stock Purchase Plan

The Company established a qualified Employee Stock Purchase Plan during 2000, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 6,920 shares of common stock during fiscal 2000 pursuant to this plan at a price per share of $4.04.

Employee Retirement Plan

Substantially all employees meeting certain service requirements are eligible to participate in a 401(k) Profit Sharing Plan. Under the Plan, participants are permitted to contribute from their compensation any amount up to the lesser of 12% of their annual gross salary or the maximum deferral allowed under the Internal Revenue Code. The Company currently matches 50% of the employee's first 6% pre-tax contribution. The Company matching contribution and any related plan fees were approximately $43,300 and $43,100 for the years ended December 31, 2000 and 1999, respectively.

The Company is entitled to also make optional profit sharing contributions at its discretion. During the years ended December 31, 2000 and 1999, the Company did not make any profit sharing contributions to the Plan.

Employee Stock Option Plan

The Company has a Stock Option Plan ("Plan") under which 1,250,000 shares of common stock are reserved for issuance to employees, directors and consultants of the Company. Options granted under the Plan may be either "incentive stock options" as defined in Section 422 of the Internal Revenue Code, or non-statutory stock options as determined by the Board of Directors of the Committee. Options granted pursuant to the Plan have exercise periods of up to ten years and vest over a period of four years.

The following table summarizes activity in stock options:

                               Shares     Weighted-
                               Under       Average
                               Option  Exercise Price
                            -------------------------

Balance at December 31, 1998   176,500   $   6.37

Grants                         174,950   $   4.02
Forfeitures                     (1,000)  $   3.63
                               -------

Balance at December 31, 1999   350,450   $   5.20

Grants                         535,050   $   4.73
Forfeitures                   (101,575)  $   5.16
Exercised                      (42,125)  $   4.05
                               -------

Balance at December 31, 2000   741,800   $   4.93
                               =======

Weighted average fair value of options
issued in 2000 using the Black-Scholes
option pricing model                     $   2.61

The following table summarizes information about the stock option outstanding as of December 31, 2000:


                                                                                    Weighted-
                                                                                     Average
                                                                                    Remaining
                                    Options                  Options               Contractual
     Exercise Price               Outstanding              Exercisable                Life
-------------------------     ---------------------    -------------------     --------------------

         $3.19                          2,500                    2,500                2.75
         $3.63                         93,225                   56,375                7.92
         $3.81                          1,000                        -                9.96
         $3.88                         60,000                   15,000                9.88
         $4.38                         12,500                    5,625                8.16
         $4.50                         40,625                    3,125                7.87
         $4.53                          2,500                        -                3.04
         $4.59                          2,500                    2,500                3.13
         $4.75                        141,450                   31,650                9.02
         $4.88                          7,500                    1,875                3.04
         $4.94                        250,000                        -                9.50
         $5.25                         10,000                    2,500                8.79
         $5.50                         10,250                       63                9.28
         $5.44                            250                        -                9.25
         $7.00                         72,500                   72,500                2.27
         $7.25                         35,000                   35,000                2.29
                              ---------------------    -------------------
                                      741,800                 228,713
                              =====================    ===================


At December 31, 2000, the Company has reserved 2,756,000 shares of common stock for issuance of all options and warrants outstanding.

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2000: risk-free interest rate of 6.0%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of
0.75 and a weighted-average expected life of the options of four years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

Pro forma net loss                                            ($ 5,160,782)
                                                              =============
Pro forma basic and diluted loss per share                         ($ 0.83)
                                                              =============

The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

11.  Income Taxes

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

                                                 2000
                                          ------------------
Current:
   Returns and allowances                    $    36,000
   Accounts receivable reserve                    37,000
                                             -----------
                                             -----------
Total current deferred                            73,000

Non-current:
   License agreement                              97,000
   Net operating loss carryforward             3,665,000
                                             -----------
Total non-current deferred                     3,762,000
Total deferred tax assets                      3,835,000
Valuation allowance for deferred tax assets   (3,835,000)
                                             -----------
   Net deferred tax assets                   $      --
                                             ===========

As a result of losses from operations through December 31, 2000, the Company has available a net operating loss carryforward ("NOL") of approximately $14,500,000 for Federal income tax purposes that expires in years through 2020. Utilization of the NOL is subject to an annual limitation under Section 382 due to certain ownership changes the Company underwent in 1998.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the NOL can be utilized and the temporary differences become deductible. Since the Company has incurred losses in previous years and it anticipates additional losses in 2001, the Company has established a valuation allowance for deferred tax assets at December 31, 2000.

The income tax benefit differs from the amounts computed by applying the statutory United States Federal income tax rate as a result of the following:

                                                                               Year ended December 31
                                                                                2000              1999
                                                                       ------------------------------------

Benefit for Federal income taxes at the statutory rate                      $(1,639,238)     $(1,913,624)
State income taxes, net of Federal income tax benefit                          (219,562)        (249,741)
Permanent differences                                                            55,527            9,279
Other                                                                           (22,727)          (6,563)
Change in valuation allowance                                                 1,826,000        2,160,649
                                                                       ------------------------------------
                                                                            $    -           $    -
                                                                       ====================================

12.      License Arrangements

The Company has various licensing agreements that give the Company the exclusive worldwide rights to develop and commercialize proprietary technology in microencapsulation and thermal management. Under these agreements the Company pays royalties on product sales, license fees and royalty revenues ranging from 1% to 12.5%. These agreements contain aggregate minimum payments of $626,000 in 2001 and $750,000 in 2002 and $150,000 each year thereafter until the agreements expire.

The Company expensed $473,000 and $323,000 under these agreements for the years ended December 31, 2000 and 1999, respectively.

13.      Commitments and Contingencies

     The Company has an operating lease agreement for its corporate headquarters and thermal testing facility in North Carolina. The lease agreement is for 12 years and includes scheduled rent escalations throughout the lease term, which are being expensed on a straight-line basis. The Company has also entered into several operating leases for computer equipment. Rent expense from all operating leases was approximately $329,000 and $207,000 for the years ended December 31, 2000 and 1999, respectively. Future minimum payments under these leases are as follows:

         2001                $   178,000
         2002                    153,000
         2003                    183,000
         2004                    183,000
         2005                    183,000
      Thereafter               1,176,000
                         ----------------------
                              $2,056,000
                         =======================

The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of business that have not been finally adjudicated. These actions, when finally concluded and determined will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.