Form 10KSB/A
period 2000-12-31
FRISBY TECHNOLOGIES INC
filed 2001-04-30
CIK 1051904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

X Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
-

                   For the fiscal year ended December 31, 2000

 [ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _____________ to _______________

                           Commission File No. 1-14005

                            FRISBY TECHNOLOGIES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

          Delaware                                      62-1411534
-----------------------------                ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         3195 Centre Park Boulevard, Winston-Salem, North Carolina 27107
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                EXPLANATORY NOTE
                                ----------------

Frisby Technologies, Inc. (the "Company") hereby amends the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission (the "SEC") on March 30, 2001 for the purpose of adding Items 9, 10, 11 and 12 of Part III of the report.

Part III.
---------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

Directors, Executive Officers, Promoters and Control Persons.
-------------------------------------------------------------

     The directors and executive officers of the Company, their ages and professional backgrounds, are as follows:

     Name                Age                         Position
--------------------     ---               -------------------------------------

Gregory S. Frisby         41               Chairman of the Board of Directors;
                                           Chief Executive Officer

Duncan R. Russell         51               Director;
                                           President and Chief Operating Officer

Jeffry D. Frisby          45               Director

Pietro A. Motta           63               Director

Domenico DeSole           57               Director

Robert C. Grayson         56               Director

Douglas J. McCrosson      38               Vice President Business Development;
                                           Secretary

John L. Ruggiero          51               Chief Financial Officer;
                                           Treasurer

     Gregory S. Frisby has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1989. From 1991 to 1997, Mr. Frisby was also the Chief Executive Officer of Frisby Aerospace, a developer of hydraulic sub-systems for the aerospace industry. Mr. Frisby has also served on various boards, advisory panels and task forces on technology, capital, growth and privatization issues at the regional, state and federal levels. Frisby has received numerous business and industry honors including the Entrepreneur of the Year Award in New York and North Carolina and has recently been named as one of Sports Trend magazines' 'ST25', a list of the sporting goods industry leaders likely to have a significant impact in 2001. He received his Bachelor of Science degree in Business Administration from Wake Forest University in 1981. Gregory S. Frisby and Jeffry D. Frisby are brothers.

     Duncan R. Russell became the President and Chief Operating Officer and a member of the Company's Board of Directors in June 2000. He had served as the Vice President of Sales and Marketing of the Company from April 1999 until June 2000 and as the Director of Global Brand Strategy since December 1998. Mr. Russell, who was employed by 3M Company from 1973 to 1998, most recently as Marketing Operations and International Manager of the Insulation Products division, helped lead a doubling of 3M's Thinsulate(TM) brand sales since 1991. He is also the holder of two U.S. and international patents for insulating products. He received his Bachelor of Science degree in Business Administration from Northeastern University in 1972 and MBA from Hofstra University in 1980.

     Jeffry D. Frisby has served as a director of the Company since 1997. From 1986 to the present, Jeffry D. Frisby has been the president of Frisby
Aerospace, a Triumph Group Company engaged in the business of developing hydraulic sub-systems for the aerospace industry. Mr. Frisby also serves on the Board of Visitors of the Calloway School of Business and Accountancy at Wake Forest University, and is a past member of the Industrial Advisory Board of the American Society of Mechanical Engineers. He received his Bachelor of Science degree in Business Administration from Wake Forest University in 1977. Jeffry D. Frisby and Gregory S. Frisby are brothers.

     Pietro A. Motta has served as a director of the Company since 1998. Since 1984, he has provided independent legal and financial advisory services for corporate transactions to private financial, industrial and real estate groups in his capacity as advisor of Pizelli, Falck & Biscom (Italy) and Bovis Lend Lease (U.K.). He recently retired as a director of SMEF, the investment-banking unit of Compagnie Monegasque de Banque, and as an international advisor to HSBC Investment Banking of Hong Kong & Shanghai Bank. Mr. Motta received his Bachelors degree from Collegio San Carlo & Liceo Manzoni in 1956 and his Juris Doctor degree from Universita degli Studi di Milano in 1960.

     Domenico DeSole has served as a director of the Company since 1998. Since 1995, he has been the president and chief executive officer of Gucci Group NV. Mr. DeSole held the position of chief operating officer of Gucci from 1994 to 1995 and was president and chief executive officer of Gucci America, the company's largest retail subsidiary, from 1984 to 1994. Mr. DeSole also serves on the board of directors of Bausch & Lomb. Mr. DeSole received an undergraduate degree from the University of Rome in 1966 and a law degree from Harvard Law School in 1972.

     Robert C. Grayson has served as a director of the Company since 1998. Since 1993, Mr. Grayson has been the president of Robert C. Grayson and Associates, Inc., a Connecticut-based management-consulting firm, and is also a vice chairman of BerglassGrayson, LLC, a New York-based executive search firm. Mr. Grayson also served as a vice-chairman of Tommy Hilfiger Corporation from 1992 to 1996 and held several senior executive positions with The Limited, Inc. from 1970 to 1992. Mr. Grayson currently serves on the boards of directors of Ann
Taylor, Inc. and Kenneth Cole Productions, Inc. Mr. Grayson received an undergraduate degree in Economics from Indiana University in 1967.

     Douglas J. McCrosson has been the Vice President - Business Development and Secretary of the Company since 1997. Mr. McCrosson became the Vice President of Technical Operations of the Company in 1997 and, from 1996 through 1997, he served as the Group Director responsible for all of the Company's thermal product development programs. He serves on the board of managers of Schoeller Frisby Technologies GmbH, a joint venture controlled by the Company, and he is on the board of directors of LIFT and ADDAPT, two not-for-profit organizations engaged in providing technology-based companies with engineering and business development services. Mr. McCrosson received his Bachelor of Science degree in Mechanical Engineering from the State University of New York at Buffalo in 1984 and his Masters of Science degree in Management from Polytechnic University in 1990.

     John L. Ruggiero has been the Chief Financial Officer and Treasurer of the Company since November 2000 and also serves as the Treasurer of Schoeller Frisby Technologies GmbH. He previously served as a senior financial executive for publicly traded and private companies in the direct marketing, publishing, distribution and manufacturing industries. From 1998 to 2000, Mr. Ruggiero was the vice president and chief financial officer for g. Neil Companies, a catalog marketer of human resource-related tools and materials. From 1996 until 1998, he was chief financial and administrative officer of McKenzie Sports Products Inc., a leading manufacturer and marketer of foam products for the sporting goods industry. He also was employed for 17 years at Grolier Inc., a global publisher and direct marketer of children's books, reference materials and interactive products, most recently as the vice president of finance and administration of its direct marketing group. He received his bachelor's degree in Public Accounting from Hofstra University in 1972.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Under federal securities laws, directors, officers and beneficial owners of more than 10% of the Company's outstanding Common Stock are required to report their beneficial ownership of Common Stock and any changes in that ownership to the SEC. Specific dates for such reporting have been established and the Company is required to report any failure to file by the established dates during the last fiscal year. During the last fiscal year, to the Company's knowledge, based solely on its review of the copies of such forms received by it, the Company believes that during the Fiscal Year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except the following directors, officers and principal stockholders failed to report the following transactions:
(1) MUSI Investments, S.A. ("MUSI"), a principal stockholder, and Luca Bassani Antivari, also a principal stockholder of the Company and majority owner of MUSI, failed to report MUSI's acquisition of 550,000 shares of the Company's Common Stock and 550,000 warrants for shares of Common Stock in a private placement completed in May 2000 and the subsequent acquisition of 137,5000 shares of Common Stock and warrants for 137,5000 shares in December 2000 due to an adjustment in the terms of the May 2000 private placement; (2) Duncan Russell failed to file an initial ownership report following his appointment as a director and President and Chief Operating Officer in June 2000; and (3) John Ruggiero failed to file an initial ownership report following his appointment as Chief Financial Officer and Treasurer in November 2000.


Item 10.  Executive Compensation.
---------------------------------

     The table below sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each of the Company's most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the three (3) fiscal years ended December 31, 2000, 1999 and 1998:

                           Summary Compensation Table


                                                                          Long-Term
                                                                         Compensation            All Other
                                       Annual Compensation                  Awards         Compensation($)(1)
                                       -------------------                  ------         ------------------

                                                  Other Annual        Shares Underlying
Name and Principal Position   Year   Salary($)   Compensation($)          Options(#)
---------------------------   ----   ---------   ---------------          ----------

Gregory S. Frisby             2000   $210,000          --                   54,000            $  5,122
   Chief Executive Officer;   1999    220,000          --                     --                 4,800
   Chairman of the Board      1998    200,000          --                     --                 4,400

Duncan R. Russell             2000   $126,200          --                  276,000                 --
   President;                 1999    115,000      $ 46,900(2)               6,000                 --
   Chief Operating Officer    1998      9,500(3)       --                   20,000                 --

Douglas J. McCrosson          2000   $ 96,200          --                   16,000            $  2,907
   Vice President-Market      1999     96,200          --                   15,000               3,030
   Development; Secretary     1998     88,400          --                   40,000               2,800


John L. Ruggiero              2000   $ 17,500(3)       --                   60,000                --
   Chief Financial Officer;   1999       --            --                     --                  --
   Treasurer                  1998       --            --                     --                  --


(1)  Represents Company contributions under the Company's 401(k) plan.

(2) Amount represents a signing bonus, an allowance to cover moving and relocation related expenses and tax expenses related to same.

(3)  Amounts represent salary for a partial year.

     The following table sets forth information regarding grants of stock options to the Named Executives during fiscal year 2000.

                        Option Grants in Last Fiscal Year

                              Number of           % of
                             Securities       Total Options
                             Underlying        Granted to          Exercise
                               Options        Employees in         Price Per      Expiration Date
           Name             Granted(#)(1)      Fiscal Year        Share($/Sh)
                          -------------------------------------------------------------------------

 Gregory S. Frisby              44,000            8.2%              $4.75           01/06/2010
                                10,000            1.9%              $4.50           06/29/2010

 Duncan R. Russell              16,000            3.0%              $4.75           01/06/2010
                                10,000            1.9%              $4.50           06/29/2010
                               250,000           46.7%              $4.94           05/25/2010

 Douglas J. McCrosson           16,000            3.0%              $4.75           01/06/2010

 John L. Ruggiero               60,000           11.2%              $3.875          11/10/2010

(1) These options have a term of 10 years, are intended to be incentive stock options and have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Options generally vest over a period of three to four years.


The following table sets forth information concerning options for Common Stock exercised by each of the Named Executives during fiscal year 2000, and the value of options held by each at the end of 2000.

   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

                                                              Number of
                                                         Securities Underlying      Value of Unexercised
                                                          Unexercised Options       In-the-Money Options
                                                         at Fiscal Year-End(#)    at Fiscal Year-End($)(2)
                                                         ---------------------    ------------------------
                         Shares
                      Acquired on         Value
      Name           Exercise(#)(1)   Realized($)(1)  Exercisable  Unexercisable  Exercisable  Unexercisable
      ----           --------------   --------------  -----------  -------------  -----------  -------------

Gregory S. Frisby         --                --          11,000         43,000         $ 0          $ 0

Duncan R. Russell         --                --          14,500        287,500         $ 0          $ 0

Douglas J. McCrosson      --                --          51,500         19,500         $ 0          $ 0

John L. Ruggiero          --                --          15,000         45,000         $ 0          $ 0


(1)  None of the Named Executives exercised options during the last fiscal year.

(2) Calculated by determining the difference between the option price and the market value of the Common Stock at fiscal year-end.


Employment Agreements.
---------------------

     Effective January 1, 1998, the Company entered into an employment agreement with Gregory S. Frisby (the "Frisby Employment Agreement"), pursuant to which the Company will employ Gregory S. Frisby until December 31, 2002, unless sooner terminated for death, physical or mental incapacity or cause. The Frisby Employment Agreement, as amended in May 2000, provides for a base salary of $200,000 per year for the remainder of the agreement, a bonus equal to two (2%) percent of the Company's pre-tax profits (if any), an automobile allowance of $400 per month (which Mr. Frisby voluntarily declined as of August 2000) and five (5) weeks paid vacation each year.

     If the Frisby Employment Agreement is terminated early for death or physical or mental incapacity by the Company, the Company will pay Gregory S. Frisby or his estate any accrued but unpaid salary, bonus, vacation pay, expense reimbursements and benefits due to him as a former employee of the Company pursuant to any of the Company's benefit plans, and he or his estate shall continue to receive his then current salary for a period of three months (or a shorter period ending when disability insurance payments under the Company's disability insurance policy are at least 60% of his then current salary).

     If following 30 days notice, the Company terminates Gregory S. Frisby for cause, he shall be entitled only to accrued but unpaid salary and benefits (excluding any declared but unpaid bonus). "Cause" is defined under the Frisby Employment Agreement to include: (1) any act of fraud or embezzlement by Mr. Frisby in respect of the Company or its funds, properties or assets; (2) his conviction of a felony under the laws of the United States or any state thereof unless such acts were committed with the knowledge and approval of the Company's independent members of the Board of Directors and counsel in the reasonable, good faith belief that such actions were in the best interests of the Company and its stockholders and would not violate criminal law; (3) his willful misconduct or gross negligence in connection with the performance of his duties that has caused or is highly likely to cause a material adverse effect to the Company's business or its results of operations; or (4) his intentional dishonesty in the performance of his duties which has a material adverse effect on the Company.

     The Company may terminate the Frisby Employment Agreement without cause following 30 days notice. Additionally, Gregory S. Frisby may terminate the Frisby Employment Agreement if the Company has materially breached the Frisby Employment Agreement and such breach continues for 30 days after notice by Gregory S. Frisby or five days after notice of any subsequent breach. If the Frisby Employment Agreement is terminated pursuant to this paragraph, Gregory S. Frisby will be entitled to any reimbursements due to him, any benefits due to him as a former employee of the Company and receipt of his then current salary through December 31, 2002.

     If the Company does not elect to renew or extend Gregory S. Frisby's employment arrangement after December 31, 2002, Mr. Frisby will be entitled to a severance payment equal to one year of his then current salary. However, the Company will not be liable for any payments under this paragraph if the Company offers to extend the Frisby Employment Agreement for a period of at least three years on terms at least as favorable to Gregory S. Frisby as those in the Frisby Employment Agreement but no agreement is reached.

     Additionally, pursuant to the Frisby Employment Agreement, Gregory S. Frisby has agreed (1) both during his employment and for a period of three years after his employment not to disclose or misappropriate confidential information of the Company; (2) to disclose and upon request convey to the Company any intellectual property originated by him during his employment by the Company or one year thereafter, or with the Company's time, material or funds and (3) not to compete (as defined in the agreement) with the Company for a period of 12 months from the termination or expiration of the Frisby Employment Agreement or such shorter time as may be determined by the Board of Directors, provided that the Company shall pay to him monthly during such period an amount equal to the aggregate of his base salary (as in effect as of the termination or expiration of the Frisby Employment Agreement), benefits and bonus unless he has received certain severance payments otherwise due him.

     Effective January 1, 1998, the Company entered into an employment agreement with Douglas J. McCrosson (the "McCrosson Employment Agreement"), pursuant to which the Company agreed to employ Mr. McCrosson until December 31, 2000, unless sooner terminated for death, physical or mental incapacity or cause. The McCrosson Employment Agreement terminated on December 31, 2000 in accordance with its terms. Under the McCrosson Employment Agreement, the Company agreed to pay Mr. McCrosson a base salary of $88,400 for 1998, $96,200 for 1999 and $105,300 for the year 2000 (which the parties agreed would be adjusted to $96,200 for 2000), an automobile allowance of $400 per month and three weeks paid vacation each year, as well as certain additional payments under certain circumstances. The McCrosson Employment Agreement also contained (1) a non-competition provision precluding Mr. McCrosson from competing with the Company for a period of three years from the date of termination of his employment; (2) a non-disclosure and confidentiality provision; and (3) a non-interference provision prohibiting interference with the Company's relationship with its strategic partners, customers or employees.

Compensation of Directors.
-------------------------

     Directors of the Company currently receive no cash fees or retainers for service on the Board of Directors. Each nonemployee director receives an annual option grant for 7,500 shares of Common Stock. The options have an option price equal to the fair market value of the Common Stock at the time of grant, have an option term of five to ten years and vest fully on the first anniversary date of the grant. Members of the Board who are employees of the Company are not eligible for the annual option grants. Directors also are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and Board committees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------

     The table below sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 27, 2001 by (1) each of the Company's directors; (2) each of the Company's Named Executives; (3) each person known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock; and (4) all Executive Officers and Directors of the Company as a group.


Directors, Named Executives                      Amount and Nature of                       Percentage of
and 5% Stockholders                            Beneficial Ownership (1)                 Beneficial Ownership
-------------------                            ------------------------                 --------------------

Gregory S. Frisby                                    2,899,286 (2)                              39.6%

Jeffry D. Frisby                                     1,426,643 (3)                              19.5%

Duncan R. Russell                                      169,143 (4)                               2.3%

Pietro A. Motta                                         22,500 (5)                                *

Domenico DeSole                                         22,500 (6)                                *

Robert C. Grayson                                      142,500 (7)                               1.9%

Luca Bassani Antivari                                2,430,827 (8)                              33.2%

MUSI Investments, S.A.                               2,403,827 (8)                              32.8%

Jean Moore                                             594,500 (9)                               8.1%

Douglas J. McCrosson                                    64,050 (10)                               *

John L. Ruggiero                                        15,625 (11)                               *

All executive officers and directors
as a group (8 persons)                               3,335,604                                  45.5%


* Indicates less than one (1%) percent beneficial ownership.


(1) Beneficial ownership is determined in accordance with the rules of the SEC and is based upon filings made by such persons with the SEC and upon information provided to the Company. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 27, 2001 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as provided pursuant to applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to the shares set forth opposite each stockholder's name.

(2) Includes 1,426,643 shares of the Company's Common Stock owned of record by Jeffry D. Frisby with respect to which Gregory S. Frisby has been granted voting rights but no dispositive power pursuant to a Stockholders Agreement between Gregory S. Frisby and Jeffry D. Frisby. Also includes, with respect to Gregory Frisby, 33,000 shares of Common Stock issuable upon the exercise of stock options and 1,439,643 shares of Common Stock owned of record by Mr. Gregory S. Frisby. Gregory Frisby's address is 3195 Centre Park Boulevard, Winston-Salem, North Carolina 27107.

(3) Mr. Jeffry Frisby's address is 4520 Hampton Rd., Clemmons, North Carolina 27012. See also footnote 2, above.

(4) Includes 38,143 shares of Common Stock owned of record by Mr. Russell, 93,500 shares of Common Stock issuable upon the exercise of stock options and 37,500 shares of Common Stock issuable upon the exercise of warrants. Mr. Russell's address is 3195 Centre Park Bouelvard, Winston-Salem, North Carolina 27107.

(5) Includes 22,500 shares of Common Stock issuable upon the exercise of stock options. Mr. Motta's address is Via Donizetti 20, Milano, Italy 20121.

(6) Includes 22,500 shares of Common Stock issuable upon the exercise of stock options. Mr. DeSole's address is Gucci Group NV, 4 Grafton Street, London, UK W1X-3LB.

(7) Includes 110,000 shares of Common Stock issuable upon the exercise of warrants. The warrants are exercisable by GGC, Inc., a corporation of which Mr. Grayson is the president and 90% stockholder. Also includes 10,000 shares of Common Stock owned of record by Mr. Grayson and 22,500 shares of Common Stock issuable upon the exercise of stock options held by Mr. Grayson. Mr. Grayson's address is One Lafayette Place, Greenwich, Connecticut 06830.

(8) With respect to Luca Bassani Antivari, amount includes 27,000 shares owned indirectly through an affiliated entity, and, with respect to both Luca Bassani Antivari and MUSI Investments, S.A. ("MUSI"), amount includes 2,403,827 shares of Common Stock and warrants to purchase shares of Common Stock. Such shares and warrants are owned directly by MUSI, which is an investment company in which Luca Bassani Antivari has a majority interest. The address of Luca Bassani Antivari and MUSI is 231 Val des Bons Malades, L-2121 Luxembourg-Kirchberg.

(9) Includes amounts held directly and indirectly by Ms. Moore. Ms. Moore's address is 555 13th Street, NW, Washington, DC 20004.

(10) Includes 800 shares of Common Stock owned of record by Mr. McCrosson and 63,250 shares of Common Stock issuable upon the exercise of stock options. Mr. McCrosson's address is 3195 Centre Park Boulevard, Winston-Salem, North Carolina 27107.

(11) Includes  15,625 shares of Common Stock issuable upon the exercise of stock
     options.   Mr.   Ruggiero's   address  is  3195  Centre   Park   Boulevard,
     Winston-Salem, North Carolina 27107.



Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     On December 10, 1997, Gregory S. Frisby and Jeffry D. Frisby entered into a Stockholder Agreement (the "JF/GF Agreement") pursuant to which Jeffry D. Frisby agreed to vote all of his shares in accordance with Gregory S. Frisby's direction. The JF/GF Agreement prohibits the transfer of shares by either party except in accordance with its terms that include a right of first refusal to purchase one another's stock on the same terms as any potential third-party purchaser. Pursuant to the terms of the JF/GF Agreement, upon the death of Gregory S. Frisby, Jeffry D. Frisby will have voting control of all shares then owned by Gregory S. Frisby and upon the death of either Gregory S. Frisby or Jeffry D. Frisby, the Company may, at its election, purchase the shares of Common Stock then owned by such stockholder for a per share price equal to the fair market value of the Common Stock as then determined by the Company's Board of Directors.

     In December 1997, pursuant to a Purchase Agreement (the "Purchase Agreement") the Company issued to MUSI Investments, S.A. ("MUSI"), a principal stockholder of the Company and an affiliate of Luca Bassani Antivari, also a principal stockholder of the Company, 441,327 shares of the Company's Common Stock and an option to participate in a private placement of the Company's capital stock for an aggregate purchase price of $2,500,000. MUSI exercised the private placement option on February 27, 1998 for 587,500 shares of the Company's Convertible Preferred Stock at an exercise price of $2,500,000. On April 6, 1999, MUSI exercised its rights to convert the 587,500 shares of the Company's Convertible Preferred Stock on a share-for-share basis and received 587,500 shares of the Company's Common Stock. The Company paid $300,000 to an entity designated by MUSI in respect of related transaction costs incurred by MUSI. The Company has agreed to indemnify MUSI from all losses, costs, damages, liabilities and expenses resulting from any misrepresentation or breach of any representation, warranty, covenant or undertaking made or to be performed by the Company in accordance with the terms of the Purchase Agreement between the Company and MUSI.

     In connection with MUSI's purchase of the Common Stock, MUSI, the Company, Gregory S. Frisby and Jeffry D. Frisby entered into a Stockholders Agreement in December 1997 (the "Other Stockholders Agreement"). The Other Stockholders Agreement provides for restrictions on the transfers of shares, rights of first refusal, the designation by MUSI of one nominee for director (the "MUSI Designee") and the designation by management of the remaining nominees (the "Frisby Designees. Pursuant to the Other Stockholders Agreement, Gregory S. Frisby and Jeffry D. Frisby agree to use their best efforts to cause the MUSI Designee to be elected as a director of the Company.

     Additionally, the Other Stockholders Agreement provides that MUSI, at any time beginning eighteen months after the completion of the Company's initial public offering, may require the Company to register, on two occasions, at the Company's expense, all or an amount equal to or exceeding $500,000 of MUSI's Common Stock in a public offering pursuant to the Securities Act. The Other Stockholders Agreement grants to MUSI, Gregory S. Frisby and Jeffry D. Frisby the right to have their shares of Common Stock registered with the SEC in any registration by the Company of its Common Stock, other than the initial public offering, subject to the right of the managing underwriter to restrict or limit the registration of such shares if the number of such shares requested to be sold would have an adverse effect on the initial public offering. The expenses incurred in connection with such a "piggyback" registration, other than underwriter's discounts and commissions, are to be paid by the Company. In the event MUSI, Gregory S. Frisby or Jeffry D. Frisby own less than 25% of the number of the Company's Common Stock owned by them on the date of the Other Stockholders Agreement, their rights under the Other Stockholders Agreement shall terminate.

     In May 2000, the Company entered into a $4,000,000 private placement equity transaction with an investor group, which included MUSI. This transaction involved the issuance of units (each, a "Unit") consisting of one share of the Company's Common Stock and one five-year warrant to buy a share of Common Stock at an exercise price of $7.00 per share. The purchase price of this offering was $5.00 per Unit. MUSI purchased 550,000 Units at an aggregate purchase price of $2,750,000. Additionally, in connection with the private placement, other minor amendments were made to the existing Other Stockholders Agreement.

     In February 2000, the Company entered into a $2,000,000 line of credit with Bank of America N.A. for working capital purposes. The original maturity date of the line of credit was extended from July 31, 2000 to September 30, 2000 and subsequently to December 31, 2000. Gregory S. Frisby, Chairman of the Board and Chief Executive Officer of the Company, and Jeffry D. Frisby, a Director of the Company, have personally guaranteed repayment in full of the line of credit. The line is secured by substantially all of the Company's assets and originally accrued interest at the bank's prime rate plus 200 basis points. The credit agreement requires the Company to meet a minimum tangible net worth covenant. In January 2001, the Company negotiated a further extension of the maturity date of the line of credit until June 30, 2001, subject to a revised borrowing limit of $1,500,0000 and a reduction in the applicable rate of interest to the bank's prime rate plus 25 basis points. The guarantees of Gregory S. Frisby and Jeffry
D. Fribsy remain in effect under the same terms.

     In connection with the extension of the maturity date of the line of credit until June 30, 2001, MUSI Investments S.A. ("MUSI") issued an irrevocable stand-by letter of credit in the principal amount of $1,500,000 naming Bank of America N.A. as the beneficiary. In the event that the letter of credit is drawn down, in whole or in part, MUSI has the right to convert the principal amount advanced by MUSI under the letter of credit, plus accrued unpaid interest, under the terms of the Unit Purchase Agreement between MUSI, the Company and other investors party thereto. In addition, on March 27, 2001, the Company received a letter of intent from MUSI in which MUSI proposed to take over the existing $1,500,000 line of credit issued by Bank of America N.A., on terms and conditions substantially similar to those under the existing line of credit, with the following exceptions: (i) the new loan will be a term loan rather than a revolving line of credit; (ii) the loan will bear interest at the prime rate plus 75 basis points and (iii) at any time on or prior to the maturity date, MUSI would have the right to convert the outstanding principal balance and any accrued and unpaid interest due under the loan, or a portion thereof, into either (a) shares of Common Stock of the Company (with a conversion price of the higher of $1.12 or 85% of the 10-day average closing trading price of the Company's Common Stock on the NASDAQ Stock Market on the date of conversion) provided that the new loan may not convert into more than 1,417,959 shares of Common Stock of the Company in the aggregate or (b) units priced at $4.00, each of which shall consist of one share of Common Stock of the Company and a warrant to purchase one share of Common Stock of the Company at a warrant exercise price of $6.00. MUSI would agree to extend financing under the loan until January 2, 2002. The loan proposed by MUSI would be secured by a pledge of 1,419,643 shares of the Common Stock of the Company owned by its Chairman and Chief Executive Officer, Gregory S. Frisby and a limited guaranty by Gregory S. Frisby of up to $500,000 of the loan.

     As noted above, in October 1999, the Board of Directors of the Company authorized the Company to issue in one or more private placements up to $7,500,000 in units comprised of one share of Common Stock and one warrant to purchase one share of Common Stock. In May 2000, the Company completed the initial phase of the private placement totaling $4,000,000 in equity, consisting of 800,000 shares of Common Stock at a purchase price of $5.00 per share and 800,000 attached warrants to purchase Common Stock with an exercise price of $7.00 per share. The warrants have a five-year term. In December 2000, the Company completed a second phase of the private placement totaling $700,000 in equity, which consisted of the issuance of 175,000 shares of Common Stock at a $4.00 per share price and corresponding warrants for 175,000 shares at an exercise price of $6.00. Concurrent with the December 2000 phase of the private placement, the Company issued an additional 200,000 shares of Common Stock and corresponding warrants for 200,000 shares to reflect an adjustment from $5.00 to $4.00 to the per unit price and an adjustment from $7.00 to $6.00 to the warrant exercise price associated with the May 2000 phase of the private placement. In addition, the Company closed in April 2001 another phase of the private placement totaling $700,000 in equity, which consisted of the issuance of 175,000 shares of Common Stock at a $4.00 per share price and corresponding warrants for 175,000 shares at an exercise price of $6.00.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Frisby Technologies, Inc.


                                          By: /s/
                                             -----------------------------------
                                             Gregory S. Frisby
                                             Chief Executive Officer

Dated:  April 30, 2001