Form 10QSB
period 2001-03-31
FRISBY TECHNOLOGIES INC
filed 2001-05-15
CIK 1051904

                   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 001-14005

                            FRISBY TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                         Delaware                 62-1411534
           (State or other Jurisdiction of     (I.R.S. Employer
            Incorporation or Organization)   Identification Number)

                             3195 Centre Park Blvd.
                             Winston-Salem, NC 27107
              (Address of Principal Executive Offices and Zip Code)
                                  336-784-7754
                           (Issuer's telephone number)


Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of May 7, 2001 was 7,150,424 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX


                                                                       PAGE NO.
                                                                       --------
Part I     Financial Information

Item 1.    Consolidated Financial Statements


           Consolidated Balance Sheets - March 31, 2001 (unaudited) and
           December 31, 2000                                                3

           Consolidated Statements of Operations - Three-Month Period
           Ended March 31, 2001 (unaudited) and March 31, 2000(unaudited)   4

           Consolidated Statement of Stockholders' Equity - Three-Month
           Period Ended March 31, 2001 (unaudited)                          5

           Consolidated Statements of Cash Flows - Three-Month Period
           Ended March 31, 2001 (unaudited) and March 31, 2000
           (unaudited)                                                      6

           Notes to Financial Statements - March 31, 2001 (unaudited)       7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9

Part II    Other Information                                               13

           Signatures                                                      14

                         PART I - FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                            FRISBY TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,           December 31,
                                                                                     2001                 2000
                                                                                 ------------         ------------
                                                                                  (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                        $    282,872         $  1,024,636
Accounts receivable, less allowances                                                1,899,683            1,843,124
Inventory                                                                           1,918,302            2,146,447
Prepaid expenses and other current assets                                             137,144              144,139
                                                                                 ------------         ------------
            Total current assets                                                    4,238,001            5,158,346
Property and equipment, net                                                           683,810              741,645
Intangible assets, net                                                              1,494,022            1,526,470
Other assets                                                                          243,577              210,136
                                                                                 ------------         ------------
             TOTAL ASSETS                                                        $  6,659,410         $  7,636,597
                                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                 $  1,219,927         $    804,071
Line of credit                                                                      1,498,469            1,453,469
Accrued expenses and other current liabilities                                        490,249              724,412
License fees payable                                                                  126,277              173,049
                                                                                 ------------         ------------
            Total current liabilities                                               3,334,922            3,155,001
Other liabilities                                                                     305,714              341,026

Minority interest                                                                      58,120               54,782

Commitments and contingencies                                                              --                   --

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                                                     --                   --
Common stock, $.001 par value; 30,000,000 shares authorized;
      6,975,424 and 6,972,158 shares issued and outstanding, respectively               6,975                6,972
Additional paid-in capital                                                         19,454,038           19,444,913
Common stock warrants outstanding                                                     205,000              205,000
Unearned stock compensation                                                          (108,002)            (134,378)
Accumulated deficit                                                               (16,597,357)         (15,436,719)
                                                                                 ------------         ------------
      Total stockholders' equity                                                    2,960,654            4,085,788
                                                                                 ------------         ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  6,659,410         $  7,636,597
                                                                                 ============         ============

                             See accompanying notes.

                            FRISBY TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                         Three month period ended
                                                               March 31,
                                                     -------------------------------
                                                         2001               2000
                                                     -----------         -----------

Net revenues                                         $ 1,961,062         $ 2,463,230

Cost of sales                                          1,449,270           1,973,070
                                                     -----------         -----------

Gross profit                                             511,792             490,160

Operating expenses:
       Sales and marketing                               974,752           1,117,603
       General and administrative                        674,189             734,869
                                                     -----------         -----------
                                                       1,648,941           1,852,472

Loss from operations                                  (1,137,149)         (1,362,312)
Interest income (expense), net                           (20,150)            (16,496)
Minority interest                                         (3,339)             46,274
                                                     -----------         -----------

Loss before provision for income taxes                (1,160,638)         (1,332,534)
Provision for income taxes                                    --                  --
                                                     -----------         -----------

Net loss                                             $(1,160,638)        $(1,332,534)
                                                     ===========         ===========

Net loss per common share - basic and diluted        $     (0.17)        $     (0.23)
                                                     ===========         ===========

                             See accompanying notes.

                            FRISBY TECHNOLOGIES, INC.
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (unaudited)

                                                                        Common
                                                         Additional      Stock       Unearned
                                                          Paid-in       Warrants       Stock       Accumulated
                                      Common Stock        Capital     Outstanding  Compensation      Deficit          Total
                                ---------------------   ------------  -----------  ------------   -------------    -----------
                                 Shares        Amount

Balance at December 31, 2000    6,972,158     $ 6,972   $ 19,444,913    $ 205,000    $ (134,378)  $ (15,436,719)   $ 4,085,788

Net Loss                                -           -              -            -             -      (1,160,638)    (1,160,638)

Issuance of Common Stock
 and Common Stock Warrants
 in Private Placement                   -           -            800            -             -               -            800

Amortization of unearned
 stock compensation                     -           -              -            -        26,376               -         26,376

Issuance of Common Stock -
 Employee Stock Purchase Plan       3,266           3          8,325            -             -               -          8,328
                                ---------     -------   ------------    ---------    ----------   -------------    -----------

Balance at March 31, 2001       6,975,424     $ 6,975   $ 19,454,038    $ 205,000    $ (108,002)  $ (16,597,357)   $ 2,960,654
                                =========     =======   ============    =========    ==========   =============    ===========

                             See accompanying notes

                            FRISBY TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                           Three month period ended
                                                                                  March 31,
                                                                       -------------------------------

                                                                           2001                2000
                                                                       -----------         -----------
OPERATING ACTIVITIES:
Net loss                                                               $(1,160,638)        $(1,332,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                              110,734             118,977
Non cash consulting and other expenses                                      26,376                  --
Provision for doubtful accounts and returns                                (43,984)                 --
    Changes in assets and liabilities:
Accounts receivable                                                        (12,575)           (691,148)
Inventories                                                                228,145            (702,015)
Other current assets                                                         6,995             (21,172)
Other non-current assets                                                   (33,441)            222,035
Accounts payable                                                           415,856           1,093,031
Accrued expenses and other liabilities                                    (266,137)            376,597
License fees payable                                                       (46,772)           (114,042)
                                                                       -----------         -----------
Net cash used in operating activities                                     (775,441)         (1,050,271)
                                                                       -----------         -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                                         (6,793)           (386,551)
Purchase of intangible assets                                              (13,658)                 --
                                                                       -----------         -----------
Net cash used in investing activities                                      (20,451)           (386,551)

FINANCING ACTIVITIES:
Net proceeds from line of credit                                            45,000             392,019
Proceeds from exercise of stock options                                         --             118,337
Proceeds from employee stock purchases                                       8,328                  --
Proceeds from private placement - net                                          800                  --
Payment of transaction costs                                                    --             (20,000)
                                                                       -----------         -----------
Net cash provided by financing activities                                   54,128             490,356
                                                                       -----------         -----------

Net decrease in cash and cash equivalents                                 (741,764)           (946,466)
Cash and cash equivalents - beginning of period                          1,024,636           1,171,579
                                                                       -----------         -----------
Cash and cash equivalents - end of period                              $   282,872         $   225,113
                                                                       ===========         ===========

                             See accompanying notes

                            FRISBY TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

         The accompanying financial statements should be read in conjunction with the audited financial statements of Frisby Technologies, Inc. (the "Company") for the year ended December 31, 2000 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001, as amended by Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2001.

2.  Summary of Significant Accounting Policies

Net Loss Per Share

         Net loss per share for the three month period ended March 31, 2001 and 2000 is based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

         Shares used in the computation of net loss per share for the three-month period ended March 31, 2001 and 2000 were 6,974,226 and 5,775,413 respectively. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of stock options and warrants, as the effect of such exercises would be anti-dilutive.

Reclassifications

         Certain amounts in prior periods have been reclassified to conform with the current period presentation.

3.  Credit Facility

         In February 2000, the Company entered into a $2,000,000 line of credit with Bank of America N.A. for working capital purposes. The original maturity date of the line of credit was extended from July 31, 2000 to September 30, 2000 and subsequently to December 31, 2000. In January 2001, the Company negotiated a further extension of the maturity date until June 30, 2001, subject to a reduced borrowing limit of $1,500,000 and a reduction in the applicable rate of interest to the bank's prime rate plus 25 basis points. In connection with the extension of the maturity date of the line of credit until June 30, 2001, MUSI Investments S.A. ("MUSI"), a significant stockholder of the Company, issued an irrevocable stand-by letter of credit in the principal amount of $1,500,000 naming Bank of America N.A. as the beneficiary. The letter of credit and the Company's obligations to MUSI with respect thereto were extinguished on May 14, 2001.

         On May 14, 2001, the Company executed a $1,500,000 term loan agreement with MUSI, the proceeds of which will be used to repay the Bank of America credit facility in full. The agreement with MUSI is on terms and conditions comparable to those under the Bank of America credit facility, with the following key exceptions: (i) the MUSI loan is a term loan (due and payable in full upon maturity) rather than a revolving line of credit; (ii) the MUSI loan bears interest at the prime rate plus 75 basis points and (iii) at any time on or prior to the maturity date of January 2, 2002, MUSI has the right to convert the outstanding principal balance and any accrued and unpaid interest due under the loan, or a portion thereof, into either (a) shares of Common Stock of the Company (with a conversion price of the higher of $1.12 or 85% of the 10-day trailing average closing price of the Company's Common Stock on the NASDAQ Stock Market on the date of conversion), provided that the MUSI loan may not convert into more than 1,417,959 shares of Common Stock of the Company in the aggregate, or (b) units priced at $4.00, consisting of one share of Common Stock of the Company and a warrant to purchase one share of Common Stock of the Company at an exercise price of $6.00. The MUSI loan is secured by a pledge of 1,419,643 shares of the Common Stock of the Company owned by its Chairman and Chief Executive Officer, Gregory S. Frisby, and a limited guaranty by Gregory S. Frisby of up to $500,000 of the loan.

4.  Stockholders' Equity

         On April 27, 2001 the Company sold an aggregate of $700,000 in units to four accredited investors at a price of $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $6.00. The investors included the Company's President and Chief Operating Officer, Duncan R. Russell.

5.   Joint Venture

         During the first quarter of 2000, the Company established Schoeller Frisby Technologies, GmbH, a joint venture with Schoeller Textil AG to expand the European distribution of the Company's products. The Company owns 51% of the outstanding shares of the common stock of the joint venture and, accordingly, consolidates the joint venture. The joint venture began operations in January 2000.

         For the three-month period ended March 31, 2001, the Company recorded minority interest expense of $3,339 compared to minority interest income of $46,274 for the comparable period in 2000, which reflects the portion of the earnings or losses of Schoeller Frisby Technologies GmbH that are applicable to Schoeller Textil AG's minority interest. The minority interest amount shown as a liability on the Company's Balance Sheet as of March 31, 2001 and December 31, 2000 represents Schoeller Textil AG's share of the net assets of Schoeller Frisby Technologies GmbH.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD-LOOKING IN NATURE AND RELATE TO THE COMPANY'S PLANS, OBJECTIVES, ESTIMATES AND GOALS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "PROJECTS," "FORECASTS," "BELIEVES," AND "ESTIMATES," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS, IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ARE INHERENTLY UNCERTAIN, ARE SUBJECT TO RISKS AND UNCERTAINTIES AND SHOULD BE VIEWED WITH CAUTION. ACTUAL RESULTS AND EXPERIENCE MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING, WITHOUT LIMITATION, THE LEVEL OF ACCEPTANCE OF THE COMPANY'S THERMAL MANAGEMENT PRODUCTS BY CONSUMERS AND INDUSTRIAL PARTNERS AND THE COMPANY'S ABILITY TO IDENTIFY, DEVELOP AND MARKET NEW PRODUCTS, TO DEVELOP, MAINTAIN OR EXPAND RELATIONSHIPS WITH CAPABLE SUPPLIERS, TO PROTECT ITS INTELLECTUAL PROPERTY ADEQUATELY AND TO SECURE CAPITAL AS AND WHEN NEEDED. THE COMPANY MAKES NO COMMITMENT TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO DISCLOSE ANY FACTS, EVENTS, OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY AFFECT THE ACCURACY OF ANY FORWARD-LOOKING STATEMENT.



OVERVIEW

         The Company develops and markets innovative branded thermal management products for use in a broad range of consumer and industrial products. The Company's patented, branded products - COMFORTEMP(R) insulating and cooling materials and Thermasorb(R) thermal additives - provide thermal regulating benefits in both hot and cold environments. The Company's current products are used in such end-products as gloves, boots, athletic footwear, fashion apparel, performance outerwear and home furnishings.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED WITH THE THREE-MONTH PERIOD ENDED MARCH 31, 2000.

         REVENUES. The Company generates revenue primarily from two sources: (i) sales of its Thermasorb(R) and COMFORTEMP(R) products for use as component products in its licensees'/customers' finished products and (ii) the direct sale of selective end-use products. Revenue is also generated from license fees and royalties from the use of Thermasorb(R) and COMFORTEMP(R) trademarks by licensees/customers in end-use products.

         Total revenues for the three months ended March 31, 2001 decreased by $502,168 to $1,961,062 from $2,463,230 for the three months ended March 31, 2000. The majority of this decrease was attributable to the Company's majority-owned European affiliate, Schoeller Frisby Technologies, GmbH ("SFT"), based in Switzerland, whose product sales decreased $332,614 to $681,217 from $1,013,831 for the three months ended March 31, 2000. Due to unseasonably warm weather during the 2000/2001 winter season, the retail environment in Europe for cold weather products was quite poor. Many apparel products containing SFT's products remain in retailers' inventory and therefore SFT's customers received lower than expected new orders for the 2001/2002 winter season, markedly reducing the demand for SFT's products during the current quarter.

         COST OF SALES. The Company's cost of sales consists primarily of: (i) direct and indirect costs incurred in connection with product sales; (ii) royalty payments required to be made in accordance with license agreements and
(iii) amortization expense related to fees paid by the Company in September 1998 to reduce its royalty payment obligation under a technology license. Total cost of sales for the three months ended March 31, 2001 decreased by $523,800 to $1,449,270 from $1,973,070 for the three months ended March 31, 2000. This reduction corresponds with the reduced sales levels at SFT mentioned above, coupled with lower material acquisition costs from new sourcing agreements and improved processes.

         As a result of the foregoing, gross profit for the three months ended March 31, 2001 increased by $21,632 to $511,792, or 26.1% of net revenues, compared to $490,160, or 19.9% of net revenues, for the three months ended March 31, 2000.

         SELLING AND MARKETING EXPENSE. Selling and marketing expenses for the three months ended March 31, 2001 decreased by $142,851 to $974,752 from $1,117,603 for the three months ended March 31, 2000. This decrease is primarily the result of: (i) lower sales commissions as a result of reduced sales levels at SFT; (ii) continued savings from a reduction in sales personnel implemented in the third quarter of 2000 and (iii) more cost-effective methods of advertising and promotion.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the three months ended March 31, 2001 decreased by $60,680 to $674,189 from $734,869 for the three months ended March 31, 2000. This decrease can be attributed to lower employee related costs, reduced professional fees and certain one-time costs associated with the relocation of the

Company's headquarters incurred in the first quarter of 2000, all of which were partially offset by increased rent expense, amortization and depreciation.

         MINORITY INTEREST. Minority interest represents Schoeller Textil AG's 49% interest in the net income or loss of SFT. For the three-month period ended March 31, 2001, the Company recorded minority interest expense of $3,339 compared to minority interest income of $46,274 for the comparable period in 2000. The expense is reflective of the income of SFT during the first quarter of 2001 as compared to the loss incurred during the first quarter of 2000.

         INTEREST EXPENSE/INCOME. Interest expense for the three months ended March 31, 2001 arises from the advances made against the Company's line of credit. For the three months ended March 31, 2001, net interest expense increased by $3,654 to $20,150 from $16,496 for the three months ended March 31, 2000. This increase is attributable to a higher average outstanding balance on the Company's line of credit, which was partially offset by lower interest rates.

         NET LOSS. As a result of the foregoing, the net loss for the three months ended March 31, 2001 decreased 12.9% to $1,160,639 from $1,332,614 for the three months ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         From its inception through March 31, 2001, the Company has incurred cumulative losses of approximately $15,437,000. The Company has financed its operations to date through bank borrowings, the issuance of common stock and convertible preferred stock and research and development contracts relating to United States Government programs.

         At March 31, 2001, the Company had working capital of $903,079, including cash of $282,872, accounts receivable of $1,899,683, other current assets of $137,144 and inventory of $1,918,302, offset by accounts payable of $1,219,927, note payable short-term of $1,498,469 and accrued expenses and other current liabilities of $616,526.

         Cash used by operating activities was $775,441 and $1,050,271 for the three months ended March 31, 2001 and 2000, respectively, with the principal contributing factor being the net loss for each of the respective periods. Cash used by investing activities was $20,451 for the three months ended March 31, 2001, which consisted primarily of expenditures related to patent development and other intellectual property, compared to $386,551 for the three months ended March 31, 2000, which consisted primarily of office and thermal testing equipment for the Company's new headquarters. Cash provided by financing activities was $54,000 for the three months ended March 31, 2001 compared to $490,000 for the comparable period in 2000. The principal financing activities for both years were net advances on the line of credit.

         The Company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes. Through March 31, 2001, the Company has generated net operating loss carryforwards in excess of $15,000,000 that may be available to reduce future taxable income and future tax liabilities. These carryforwards expire incrementally in years through 2021. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the IPO, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

         On April 27, 2001 the Company sold $700,000 in units to accredited investors at a price of $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $6.00.

         As of March 31, 2001, the Company had a $1,500,000 Line of Credit with Bank of America N.A. ("B of A") which bore interest at B of A's prime rate plus 25 basis points. At March 31, 2001, the outstanding balance on the credit facility was $1,498,469. On May 14, 2001, the Company executed a $1,500,000 term loan agreement with MUSI Investments, S.A. ("MUSI"), a significant stockholder, the proceeds of which will be used to repay the B of A credit facility in full. The agreement with MUSI is on terms and conditions comparable to those under the B of A credit facility, with the following key exceptions: (i) the MUSI loan is a term loan rather than a revolving line of credit; (ii) the MUSI loan bears interest at the prime rate plus 75 basis points and (iii) at any time on or prior to the maturity date of January 2, 2002, MUSI has the right to convert the outstanding principal balance and any accrued and unpaid interest due under the loan, or a portion thereof, into either (a) shares of Common Stock of the Company (with a conversion price of the higher of $1.12 or 85% of the 10-day trailing average closing price of the Company's Common Stock on the NASDAQ Stock Market on the date of conversion) provided that the MUSI loan may not convert into more than 1,417,959 shares of Common Stock of the Company in the aggregate or (b) units priced at $4.00, consisting of one share of Common Stock of the Company and a warrant to purchase one share of Common Stock of the Company at an exercise price of $6.00. The MUSI loan is secured by a pledge of 1,419,643 shares of the Common Stock of the Company owned by its Chairman and Chief Executive Officer, Gregory S. Frisby, and a limited guaranty by Gregory S. Frisby of up to $500,000 of the loan. The Company currently expects to grant Mr. Frisby a subordinated security interest on its assets to secure his obligations under the pledge and limited guaranty.

         The Company currently projects that the remaining proceeds from its unit offerings and other on-going equity financing activity and cash provided by operations will be sufficient to satisfy its operational and capital requirements through December 2001. The Company's capital expenditure and working capital requirements may change depending on its progress in marketing its product line, gaining acceptance of its thermal management technology and its other products and services among the business community and identifying strategic acquisition or licensing opportunities or as a result of unexpected events. Accordingly, the Company may seek or require additional capital in the future, and such additional capital may not be available on terms that are not dilutive to its current stockholders.

SEASONALITY

         The Company has historically experienced higher revenues in its third and fourth fiscal quarters, which include the months in which the demand for its cold weather products is highest.


PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has previously reported its involvement in a legal dispute with Outlast Technologies with regard to certain license rights. In May 2001, the Company reached a settlement with Outlast, effective January 1, 2001. As part of the settlement, Frisby will withdraw its Demand for Arbitration filed April 24th, 2000, including the Amendment to Arbitration Demand and Answer to Counterclaims filed June 21st, 2000 and Outlast will withdraw its Answer and Counterclaims filed May 26th, 2000. Outlast will also withdraw its Complaint for Patent Infringement, filed on May 31, 2000 in U.S. District Court, District of Colorado.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4.1 Second Amendment to Loan Agreement dated January 15, 2001 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

                  4.2 Letter Agreement dated January 12, 2001 between the Company and MUSI Investments S.A. and related Convertible Promissory Note

                  10.1 Form of Warrant Agreement executed as of April 27, 2001 and effective as of December 29, 2000.

                  10.2     Form of Warrant Agreement dated as of April 27, 2001.

                  10.3     Subscription Agreement between the Company and Duncan
                           R. Russell dated April 13, 2001.

                  10.4 Warrant Agreement between the Company and Duncan R. Russell dated as of April 27, 2001.

         (b)      Reports on Form 8-K

         During the quarter ended March 31, 2001, the Company filed no reports on Form 8-K.

         Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  May 15, 2001


                                            FRISBY TECHNOLOGIES, INC.



                                            By:     /s/  Gregory S. Frisby
                                                    ----------------------
                                                     Gregory S. Frisby
                                                     Chief Executive Officer



                                            By:     /s/  John L. Ruggiero
                                                    ---------------------
                                                     John L. Ruggiero
                                                     Chief Financial Officer