Form 10QSB
period 2001-06-30
FRISBY TECHNOLOGIES INC
filed 2001-08-14
CIK 1051904

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

                  For the quarterly period ended June 30, 2001

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





Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of August 6, 2001 was 7,279,361 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

Part I     Financial Information

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets - June 30, 2001 (unaudited) and
           December 31, 2000                                                3

           Consolidated Statements of Operations - Three-Month and
           Six-Month Periods Ended June 30, 2001 (unaudited) and
           June 30, 2000 (unaudited)                                        4

           Consolidated Statement of Stockholders' Equity -
           Six-Month Period Ended June 30, 2001 (unaudited)                 5

           Consolidated Statements of Cash Flows -
           Six-Month Period Ended June 30, 2001 (unaudited) and
           June 30, 2000 (unaudited)                                        6

           Notes to Financial Statements - June 30, 2001 (unaudited)        7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10

Part II    Other Information                                               14

           Signatures                                                      17

                         PART I - FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                            Frisby Technologies, Inc.
                           Consolidated Balance Sheet

                                                                                  June 30,        December 31,
                                                                                    2001              2000
                                                                                    ----              ----
                                                                                (unaudited)
Assets
Current assets:
Cash and cash equivalents                                                      $     74,120       $  1,024,636
Accounts receivable, less allowances                                              1,702,115          1,843,124
Inventory                                                                         1,978,040          2,146,447
Prepaid expenses and other current assets                                           228,859            144,139
                                                                               ------------       ------------
            Total current assets                                                  3,983,134          5,158,346
Property and equipment, net                                                         619,086            741,645
Intangible assets, net                                                            1,463,147          1,526,470
Other assets                                                                        263,201            210,136
                                                                               ------------       ------------
            Total assets                                                       $  6,328,568       $  7,636,597
                                                                               ============       ============

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                               $  1,191,440       $    804,071
Line of credit                                                                         --            1,453,469
Convertible debt - net of discount                                                1,288,236               --
Accrued expenses and other current liabilities                                      383,407            724,412
License fees payable                                                                 57,909            173,049
                                                                               ------------       ------------
           Total current liabilities                                              2,920,992          3,155,001
Other liabilities                                                                   281,259            341,026

Minority interest                                                                    36,088             54,782

Commitments and contingencies                                                          --                 --

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                                                 --                 --
Common stock, $.001 par value; 30,000,000 shares authorized;
      7,150,424 and 6,972,158 shares issued and outstanding, respectively             7,150              6,972
Additional paid-in capital                                                       20,515,330         19,444,913
Common stock warrants outstanding                                                   205,000            205,000
Unearned stock compensation                                                         (81,626)          (134,378)
Accumulated deficit                                                             (17,555,625)       (15,436,719)
                                                                               ------------       ------------
      Total stockholders' equity                                                  3,090,229          4,085,788
                                                                               ------------       ------------
           Total liabilities and stockholders' equity                          $  6,328,568       $  7,636,597
                                                                               ============       ============


                             See accompanying notes.

                           Frisby Technologies, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                     Three-Month Period Ended             Six-Month Period Ended
                                                              June 30                             June 30
                                                   -----------------------------       -----------------------------
                                                       2001              2000              2001             2000
                                                       ----              ----              ----             ----
Net revenues                                       $ 1,466,903       $ 2,863,019       $ 3,427,965       $ 5,326,249

Cost of sales                                          969,194         2,262,578         2,418,464         4,235,648
                                                   -----------       -----------       -----------       -----------

Gross profit                                           497,709           600,441         1,009,501         1,090,601

Operating expenses:
       Sales and marketing                             653,141           898,377         1,627,893         2,015,980
       General and administrative                      740,528           742,101         1,414,717         1,476,970
                                                   -----------       -----------       -----------       -----------
                                                     1,393,669         1,640,478         3,042,610         3,492,950

Loss from operations                                  (895,960)       (1,040,037)       (2,033,109)       (2,402,349)
Interest income (expense), net                         (84,340)          (43,192)         (104,490)          (59,688)
Minority interest                                       22,032           (34,373)           18,693            11,901
                                                   -----------       -----------       -----------       -----------

Loss before provision for income taxes                (958,268)       (1,117,602)       (2,118,906)       (2,450,136)
Provision for income taxes                                --                --                --                --
                                                   -----------       -----------       -----------       -----------

Net loss                                           $  (958,268)      $(1,117,602)      $(2,118,906)      $(2,450,136)
                                                   ===========       ===========       ===========       ===========

Net loss per common share - basic and diluted      $     (0.13)      $     (0.18)      $     (0.30)      $     (0.41)
                                                   ===========       ===========       ===========       ===========

                            See accompanying notes.

                            Frisby Technologies, Inc.
            Consolidated Statements of Stockholder's Equity (Deficit)
                                   (unaudited)

                                                                          Common
                                                            Additional    Stock        Unearned
                                                             Paid-in     Warrants       Stock       Accumulated
                                        Common Stock         Capital   Outstanding   Compensation     Deficit          Total
                                        ------------         -------   -----------   ------------     -------          -----
                                     Shares     Amount
                                     ------     ------
Balance at December 31, 2000       6,972,158    $6,972    $19,444,913    $205,000    $(134,378)    $(15,436,719)    $ 4,085,788

Net Loss                                --        --             --          --           --         (2,118,906)     (2,118,906)

Issuance of Common Stock
 and Common Stock Warrants
 in Private Placement, net of
 related costs and expenses          175,000       175        797,387        --           --               --           797,562

Beneficial conversion feature
 on convertible debt                    --        --          264,705        --           --               --           264,705

Amortization of unearned
 stock compensation                     --        --             --          --         52,752             --            52,752

Issuance of Common Stock -
 Employee Stock Purchase Plan          3,266         3          8,325        --           --               --             8,328
                                   ---------    ------    -----------    --------    ---------     ------------     -----------

Balance at June 30, 2001           7,150,424    $7,150    $20,515,330    $205,000    $ (81,626)    $(17,555,625)    $ 3,090,229
                                   =========    ======    ===========    ========    =========     ============     ===========

                             See accompanying notes

                            Frisby Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Six-month period ended
                                                                                June 30
                                                                     ------------------------------

                                                                          2001              2000
                                                                          ----              ----
Operating activities:
Net loss                                                             $(2,118,906)      $(2,450,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                            222,282           266,152
Non cash consulting and other expenses                                    52,752              --
Amortization of debt discount                                             52,941              --
Provision for doubtful accounts and returns                              (91,580)          (75,000)
    Changes in assets and liabilities:
Accounts receivable                                                      232,589           888,241
Inventories                                                              168,407        (1,044,867)
Other current assets                                                     (84,720)           83,206
Other non-current assets                                                 (53,065)          222,346
Accounts payable                                                         387,369          (391,605)
Accrued expenses and other liabilities                                  (419,466)          253,577
License fees payable                                                    (115,140)          (91,930)
                                                                     -----------       -----------
Net cash used in operating activities                                 (1,766,537)       (2,340,016)
                                                                     -----------       -----------

Investing activities:
Purchases of property and equipment                                       (6,793)         (375,836)
Investment in joint venture                                                 --             (48,864)
Purchase of intangible assets                                            (29,607)             --
                                                                     -----------       -----------
Net cash used in investing activities                                    (36,400)         (424,700)
                                                                     -----------       -----------

Financing activities:
Net proceeds from (payments against) line of credit                   (1,453,469)          838,919
Net proceeds from convertible debt                                     1,500,000              --
Proceeds from exercise of stock options                                     --             119,029
Proceeds from employee stock purchases                                     8,328              --
Proceeds from private placement - net                                    797,562         3,754,449
                                                                     -----------       -----------
Net cash provided by financing activities                                852,421         4,712,397
                                                                     -----------       -----------

Net increase (decrease) in cash and cash equivalents                    (950,516)        1,947,681
Cash and cash equivalents - beginning of period                        1,024,636         1,171,579
                                                                     -----------       -----------
Cash and cash equivalents - end of period                            $    74,120       $ 3,119,260
                                                                     ===========       ===========

                          See accompanying notes

                            Frisby Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

2.  Summary of Significant Accounting Policies

Pending Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement
142). These Statements change the accounting for business combinations, goodwill, and intangible assets.

         Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

         The Company is required to and will adopt Statements 141 and 142 in the third quarter of 2001 except with respect to the provisions of Statement 142 relating to goodwill and intangibles acquired prior to July 1, 2001, which will be adopted in the first quarter of 2002. Management is evaluating Statements 141 and 142 and has not yet determined if the adoptions will have a significant effect on its consolidated results of operations or financial position.


Net Loss Per Share

         Net loss per share for the three- and six- month periods ended June 30, 2001 and 2000 is based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

         Shares used in the computation of net loss per share for the three- and six- month periods ended June 30, 2001 were 7,096,578 and 7,035,740 respectively. Shares used in the computation of net loss per share for the three- and six- month periods ended June 30, 2000 were 6,051,044 and 5,902,754, respectively. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same. The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of debt and the exercise of stock options and warrants, as the effect of such conversion or exercises would be anti-dilutive.


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

         On May 14, 2001, the Company executed a $1,500,000 term loan agreement with MUSI, the proceeds of which were used to repay the Bank of America credit facility in full. The agreement with MUSI is on terms and conditions comparable to those under the Bank of America credit facility, with the following key exceptions: (i) the MUSI loan is a term loan (due and payable in full upon maturity) rather than a revolving line of credit; (ii) the MUSI loan bears interest at the prime rate plus 75 basis points and (iii) at any time on or prior to the maturity date of January 2, 2002, MUSI has the right to convert the outstanding principal balance and any accrued and unpaid interest due under the loan, or a portion thereof, into either (a) shares of Common Stock of the Company (with a conversion price of the higher of $1.12 or 85% of the 10-day trailing average closing price of the Company's Common Stock on the NASDAQ Stock Market on the date of conversion), or (b) units priced at $4.00, consisting of one share of Common Stock of the Company and a warrant to purchase one share of Common Stock of the Company at an exercise price of $6.00; provided that, except in the event of certain organic changes or distributions in securities to stockholders of the Company while the MUSI loan is outstanding, the MUSI loan may not be converted into more than 1,417,959 shares of Common Stock of the Company in the aggregate. As a result of this beneficial conversion option, the Company recorded a debt discount of $264,705, which will be amortized and charged to interest expense over the life of the loan. The MUSI loan is secured by a pledge of 1,419,643 shares of the Common Stock of the Company owned by its Chairman and Chief Executive Officer, Gregory S. Frisby, and a limited guaranty by Gregory S. Frisby of up to $500,000 of the loan.


4.  Stockholders' Equity

         On April 27, 2001 the Company sold an aggregate of $700,000 in units to four accredited investors at a price of $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $6.00. The investors included the Company's President and Chief Operating Officer, Duncan R. Russell.

         On July 16, 2001 the Company sold an aggregate of $500,000 in units to four accredited investors (one of which also purchased units on April 27) at a price of $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $6.00.


5.  Joint Venture

         During the first quarter of 2000, the Company established Schoeller Frisby Technologies, GmbH, a joint venture with Schoeller Textil AG, to expand the European distribution of the Company's products. The Company owns 51% of the outstanding shares of the Common Stock of the joint venture and, accordingly, consolidates the joint venture. The joint venture began operations in January 2000.

         For the six-month period ended June 30, 2001, the Company recorded minority interest income of $18,693 compared to minority interest income of $11,901 for the comparable period in 2000, which reflects the portion of the earnings or losses of Schoeller Frisby Technologies GmbH that are applicable to Schoeller Textil AG's minority interest. The minority interest amount shown as a liability on the Company's Balance Sheet as of June 30, 2001 and December 31, 2000 represents Schoeller Textil AG's share of the net assets of Schoeller Frisby Technologies GmbH.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor for Forward-Looking Statements

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-QSB are forward-looking in nature and relate to the Company's plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "projects," "forecasts," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution. Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, the level of acceptance of the Company's thermal management products by consumers and industrial partners both domestically and internationally and the Company's ability to identify, develop and market new products, to develop, maintain or expand relationships with capable suppliers, to protect its intellectual property adequately and to secure capital as and when needed. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.



Overview

         The Company develops and markets innovative branded thermal management products for use in a broad range of consumer and industrial products. The Company's patented, branded products - COMFORTEMP(R) insulating and cooling materials and Thermasorb(R) thermal additives - provide thermal regulating benefits in both hot and cold environments. The Company's current products are used in such end products as gloves, boots, athletic footwear, fashion apparel, performance outerwear and home furnishings.

Results of Operations for the three- and six- month periods ended June 30, 2001 compared with the three- and six- month periods ended June 30, 2000.

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

         Net revenues for the three months ended June 30, 2001 declined $1,396,116 to $1,466,903 from $2,863,019 for the three months ended June 30,
2000. Net revenues for the six-month period ended June 30, 2001 declined $1,898,284 to $3,427,965 from $5,326,249 for the six-month period ended June 30, 2000. More than half of these revenue declines are attributable to the Company's majority-owned European affiliate, Schoeller Frisby Technologies, GmbH ("SFT"), based in Switzerland, whose net revenues for the three months ended June 30, 2001 decreased $768,364 to $426,730 from $1,195,094 for the three months ended June 30, 2000. For the six-month period ended June 30, 2001, SFT's net revenues declined $1,100,978 to $1,107,947 from $2,208,925 for the comparable 2000 period. The Company believes that the sell through at retail of manufacturer brands containing Schoeller-Comfortemp materials was poor due to the unseasonably warm weather during the 2000/2001 winter season. Carryover inventory levels are, therefore, unusually high, resulting in a marked decrease in apparel manufacturer demand. This has caused a reduction in demand for SFT products and lower than anticipated new order activity for the 2001/2002 winter season. The Company also believes that the remaining variance, both for the quarter and year-to-date periods, can be traced to the worldwide depression in the textile markets, including the consumer apparel, outdoor footwear and sporting goods market segments.

         Cost of sales. The Company's cost of sales consists primarily of: (i) direct and indirect costs incurred in connection with product sales; (ii) royalty payments required to be made in accordance with license agreements and
(iii) amortization expense related to fees paid by the Company in September 1998 to reduce its royalty payment obligation under a technology license. Total cost of sales for the three months ended June 30, 2001 decreased by $1,293,384 to $969,194 from $2,262,578 for the three months ended June 30, 2000. Total cost of sales for the six-month period ended June 30, 2001 decreased $1,817,184 to $2,418,464 from $4,235,648 for the six-month period ended June 30, 2000. These reductions correspond with the reduced sales levels mentioned above coupled with favorable changes in sales mix, lower material acquisition costs from new sourcing agreements and improved processes.

         As a result of the foregoing, gross profit for the three months ended June 30, 2001 decreased by $102,732 to $497,709, or 33.9% of net revenues, compared to $600,441, or 21.0% of net revenues, for the three months ended June 30, 2000. For the six-month period ended June 30, 2001 gross profit decreased by $81,100 to $1,009,501, or 29.4% of net revenues, compared to $1,090,601, or
20.5% of net revenues, for the six-month period ended June 30, 2000.

         Sales and marketing expense. Sales and marketing expenses for the three months ended June 30, 2001 decreased by $245,236 to $653,141 from $898,377 for the three months ended

June 30, 2000. For the six-month period ended June 30, 2001 sales and marketing expenses decreased $388,087 to $1,627,893 compared to $2,015,980 for the six-month period ended June 30, 2000. For both the three-month and six-month periods, the decreased spending is primarily the result of: (i) lower sales commissions resulting from reduced sales levels at SFT; (ii) continued savings from a reduction in related personnel implemented in the third quarter of 2000 and (iii) more cost-effective methods of advertising and promotion.

         General and administrative expense. General and administrative expenses for the three months ended June 30, 2001 decreased by $1,573 to $740,528 from $742,101 for the three months ended June 30, 2000. For the six-month period ended June 30, 2001 general and administrative expenses decreased $62,253 to $1,414,717 compared to $1,476,970 for the six-month period ended June 30, 2000. This year-to-date decrease can be attributed to lower employee related costs, reduced professional fees and certain one-time costs associated with the relocation of the Company's headquarters incurred in the first quarter of 2000, all of which were partially offset by increased rent expense, use taxes, amortization and depreciation.

         Minority interest. Minority interest represents Schoeller Textil AG's 49% interest in the net income or loss of SFT. For the three months ended June 30, 2001, the Company recorded minority interest income of $22,032 compared to minority interest expense of $34,373 for the comparable period in 2000. For the six-month period ended June 30, 2001, the Company recorded minority interest income of $18,693 compared to minority interest income of $11,901 for the six-month period ended June 30, 2000. The income is reflective of Schoeller Textil's share of the losses incurred by SFT during the six-month periods ending June 30, 2001 and 2000, totaling $38,150 and $24,287, respectively.

         Interest expense/income. For the three months ended June 30, 2001, net interest expense increased by $41,148 to $84,340 from $43,192 for the three months ended June 30, 2000. For the six-month period ended June 30, 2001, net interest expense increased by $44,802 to $104,490 from $59,688 for the six-month period ended June 30, 2000. Both the three-month and six-month increases can be attributed to the amortization of debt discount associated with the Company's $1,500,000 convertible term loan from MUSI Investments S.A., equaling $52,941 for the second quarter and year-to-date, partially offset by lower interest rates.

         Net loss. As a result of the foregoing, the net loss for the three months ended June 30, 2001 decreased 14.3% to $958,268 from $1,117,602 for the three months ended June 30, 2000. For the six-month period ended June 30, 2001, the net loss decreased 13.5% to $2,118,906 from $2,450,136 for the six-month period ended June 30, 2000.


Liquidity and Capital Resources

         From its inception through June 30, 2001, the Company has incurred cumulative losses of approximately $17,556,000. The Company has financed its operations to date through bank and stockholder borrowings, the issuance of common stock and convertible preferred stock and research and development contracts relating to United States Government programs.

         At June 30, 2001, the Company had working capital of $1,062,142, including cash of $74,120, accounts receivable of $1,702,115, other current assets of $228,859 and inventory of $1,978,040, offset by accounts payable of $1,191,440, convertible debt (net of discount) of $1,288,236 and accrued expenses and other current liabilities of $441,316.

         Cash used by operating activities was $1,766,537 and $2,340,016 for the six months ended June 30, 2001 and 2000, respectively, with the principal contributing factor being the net loss for each of the respective periods. Cash used by investing activities was $36,400 for the six months ended June 30, 2001, which consisted primarily of expenditures related to patent development and other intellectual property, compared to $424,700 for the six months ended June 30, 2000, which consisted primarily of office and thermal testing equipment for the Company's new headquarters. Cash provided by financing activities was $852,421 for the six months ended June 30, 2001 compared to $4,712,397 for the comparable period in 2000. The principal financing activity in 2001 relates to net proceeds from private equity placements, compared to 2000 where $838,919 was provided from net advances on the line of credit, $119,029 was provided from the exercise of employee stock options and $3,754,449 was provided from the net proceeds from private equity placements.

         The Company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes. Through June 30, 2001, the Company has generated net operating loss carryforwards of approximately $17,000,000 that may be available to reduce future taxable income and future tax liabilities. These carryforwards expire incrementally in years through 2021. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the Company's initial public offering, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

         On April 27, 2001 the Company sold $700,000 in units to four accredited investors at a price of $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $6.00. The warrants underlying the units are exercisable for five years from issuance. On July 16, 2001 the Company sold an additional $500,000 in units in a private placement on the same terms to four accredited investors, one of which also purchased units on April 27.

         On May 14, 2001, the Company executed a $1,500,000 term loan agreement with MUSI Investments, S.A. ("MUSI"), a significant stockholder, the proceeds of which were used to repay the Bank of America credit facility in full. The MUSI loan is a convertible term loan that bears interest at the prime rate plus 75 basis points. At any time on or prior to the maturity date of January 2, 2002, MUSI has the right to convert the outstanding principal balance and any accrued and unpaid interest due under the loan, or a portion thereof, into either (a) shares of Common Stock of the Company (with a conversion price of the higher of $1.12 or 85% of the 10-day trailing average closing price of the Company's Common Stock on the NASDAQ Stock Market on the date of conversion) or (b) units priced at $4.00, consisting of one share of

Common Stock of the Company and a warrant to purchase one share of Common Stock of the Company at an exercise price of $6.00; provided that, except in the event of certain organic changes or distributions in securities to stockholders of the Company while the MUSI loan is outstanding, the MUSI loan may not be converted into more than 1,417,959 shares of Common Stock of the Company in the aggregate. As a result of this beneficial conversion option, the Company recorded a debt discount of $264,705, which will be amortized and charged to interest expense over the life of the loan. The MUSI loan is secured by a pledge of 1,419,643 shares of the Common Stock of the Company owned by its Chairman and Chief Executive Officer, Gregory S. Frisby, and a limited guaranty by Gregory S. Frisby of up to $500,000 of the loan. The Company currently expects to grant Mr. Frisby a subordinated security interest on its assets to secure his obligations under the pledge and limited guaranty.

         The Company currently projects that the remaining proceeds from its unit offerings and other on-going equity financing activity and cash provided by operations will be sufficient to satisfy its operational and capital requirements through December 2001. The Company's capital expenditure and working capital requirements may change depending on its progress in marketing its product line, gaining acceptance of its thermal management technology and its other products and services from consumers and industrial partners and identifying strategic acquisition or licensing opportunities or as a result of unexpected events. Accordingly, the Company may seek or require additional capital in the future, and such additional capital may not be available or may not be available on terms that are not dilutive to its current stockholders.


Seasonality

         The Company has historically experienced higher revenues in its third and fourth fiscal quarters, which include the months in which the demand for its cold weather products is highest.



PART II-OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On April 27, 2001, the Company sold an aggregate of $700,000 in units in a private placement to four accredited investors at a price of $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $6.00. The warrants underlying the units are exercisable for five years from issuance. The purchasers included the Company's President and Chief Operating Officer, Duncan R. Russell. On July 16, 2001, the Company sold an additional $500,000 in units in a private placement on the same terms to four accredited investors, one of which also purchased units on April 27. The Company issued the units in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, based on the nature of, and representations received from, the purchasers.

         On May 14, 2001, the Company issued a promissory note in the original principal amount of $1,500,000 (the "Note") to MUSI Investments S.A. ("MUSI") pursuant to the terms of a Loan Agreement as of such date. MUSI has the right to convert the outstanding principal balance and any accrued and unpaid interest due on the Note, or a portion thereof, into either (a) shares of Common Stock of the Company (with a conversion price equal to the higher of $1.12 or 85% of the 10-day trailing average closing price of the Company's Common Stock on the NASDAQ Stock Market on the date of conversion) or (b) units priced at $4.00, consisting of one share of Common Stock of the Company and a warrant to purchase one share of Common Stock of the Company at an exercise price of $6.00; provided that, except in the event of certain organic changes or distributions in securities to stockholders of the Company while the Note is outstanding, the Note may not convert into more than 1,417,959 shares of Common Stock of the Company in the aggregate. Pursuant to the Loan Agreement, the Company may not pay any cash dividends, other than in the normal course of the Company's business, without MUSI's consent. The Company issued the Note in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, based on the nature of, and representations received from, MUSI.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4.1 Loan Agreement dated as of May 14, 2001 by and between MUSI Investments S.A. ("MUSI") and the Company.

                  4.2 Convertible Promissory Note of the Company dated May 14, 2001 in the original principal amount of $1,500,000 payable to MUSI.

                  4.3 Security Agreement dated May 14, 2001 by and between MUSI and the Company.

                  10.1 Subscription Agreement between the Company and Duncan R. Russell dated April 13, 2001 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

                  10.2 Warrant Agreement between the Company and Duncan R. Russell dated April 27, 2001 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

                  10.3 Letter Agreement dated May 14, 2001 extinguishing MUSI's stand-by letter of credit naming Bank of America N.A. as the beneficiary and the Company's obligations to MUSI with respect thereto.

                  10.4 Form of First Amendment to Warrant Agreement dated April 26, 2001.

                  10.5 Form of Warrant Agreement dated as of July 16, 2001.


         (b)      Reports on Form 8-K

         During the quarter ended June 30, 2001, the Company filed no reports on Form 8-K.

         Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  August 14, 2001


                                            FRISBY TECHNOLOGIES, INC.



                                            By: /s/ Gregory S. Frisby
                                                -------------------------------
                                                Gregory S. Frisby
                                                Chief Executive Officer



                                            By: /s/  John L. Ruggiero
                                                -------------------------------
                                                John L. Ruggiero
                                                Chief Financial Officer