Form 10QSB
period 2001-09-30
FRISBY TECHNOLOGIES INC
filed 2001-11-14
CIK 1051904

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

                For the quarterly period ended September 30, 2001

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





Number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of November 1, 2001 was 7,356,709 shares.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

Part I   Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 2001 (unaudited)
         and December 31, 2000                                              3

         Consolidated Statements of Operations - Three-Month and
         Nine-Month Periods Ended September 30, 2001 (unaudited) and
         September 30, 2000 (unaudited)                                     4

         Consolidated Statement of Stockholders' Equity -
         Nine-Month Period Ended September 30, 2001 (unaudited)             5

         Consolidated Statements of Cash Flows - Nine-Month Period Ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited) 6

         Notes to Financial Statements - September 30, 2001 (unaudited)     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10

Part II  Other Information                                                 16

         Signatures                                                        19

                         PART I - FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                             FRISBY TECHNOLOGIES, INC.
                            Consolidated Balance Sheet

                                                                               September 30       December 31,
                                                                                   2001               2000
                                                                                   ----               ----
                                                                                (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                      $     22,544       $  1,024,636
Accounts receivable, less allowances                                              2,806,199          1,843,124
Inventory                                                                         1,743,500          2,146,447
Prepaid expenses and other current assets                                           217,785            144,139
                                                                               ------------       ------------
            Total current assets                                                  4,790,028          5,158,346
Property and equipment, net                                                         563,901            741,645
Intangible assets, net                                                            1,424,359          1,526,470
Other assets                                                                        280,196            210,136
                                                                               ------------       ------------
             TOTAL ASSETS                                                      $  7,058,484       $  7,636,597
                                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                               $  1,577,014       $    804,071
Notes payable                                                                       150,000               --
Line of credit                                                                         --            1,453,469
Convertible debt - net of discount                                                1,394,118               --
Accrued expenses and other current liabilities                                      534,736            724,412
License fees payable                                                                 89,272            173,049
                                                                               ------------       ------------
            Total current liabilities                                             3,745,140          3,155,001
Other liabilities                                                                   290,798            341,026

Minority interest                                                                    10,093             54,782

Commitments and contingencies                                                          --                 --

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                                                 --                 --
Common stock, $.001 par value; 30,000,000 shares authorized;
      7,150,424 and 6,972,158 shares issued and outstanding, respectively             7,357              6,972
Additional paid-in capital                                                       21,194,004         19,444,913
Common stock warrants outstanding                                                   214,000            205,000
Unearned stock compensation                                                         (55,249)          (134,378)
Accumulated deficit                                                             (18,347,659)       (15,436,719)
                                                                               ------------       ------------
      Total stockholders' equity                                                  3,012,453          4,085,788
                                                                               ------------       ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  7,058,484       $  7,636,597
                                                                               ============       ============

                              See accompanying notes.

                           FRISBY TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                      Three-Month Period Ended            Nine-Month Period Ended
                                                            September 30                        September 30
                                                   -----------------------------       -----------------------------
                                                        2001              2000             2001              2000
                                                        ----              ----             ----              ----
Net revenues                                       $ 2,694,354       $ 1,709,735       $ 6,122,319       $ 7,035,984

Cost of sales                                        1,790,090         1,086,394         4,208,554         5,322,042
                                                   -----------       -----------       -----------       -----------

Gross profit                                           904,264           623,341         1,913,765         1,713,942

Operating expenses:
       Sales and marketing                             841,015           788,364         2,468,908         2,805,074
       General and administrative                      752,392           797,380         2,167,109         2,274,350
                                                   -----------       -----------       -----------       -----------
                                                     1,593,407         1,585,744         4,636,017         5,079,424

Loss from operations                                  (689,143)         (962,403)       (2,722,252)       (3,365,482)
Interest income (expense), net                        (128,886)          (15,593)         (233,377)          (74,872)
Minority interest                                       25,996              (798)           44,689            11,103
                                                   -----------       -----------       -----------       -----------

Loss before provision for income taxes                (792,033)         (978,794)       (2,910,940)       (3,429,251)
Provision for income taxes                                --                --                --                --
                                                   -----------       -----------       -----------       -----------

Net loss                                           $  (792,033)      $  (978,794)      $(2,910,940)      $(3,429,251)
                                                   ===========       ===========       ===========       ===========

Net loss per common share - basic and diluted      $     (0.11)      $     (0.15)      $     (0.41)      $     (0.56)
                                                   ===========       ===========       ===========       ===========

                            See accompanying notes.

                            FRISBY TECHNOLOGIES, INC.
            Consolidated Statements of Stockholder's Equity (Deficit)
                                   (unaudited)

                                                                        Common
                                                        Additional      Stock       Unearned
                                                          Paid-in      Warrants       Stock      Accumulated
                                     Common Stock         Capital     Outstanding  Compensation    Deficit           Total
                                 -------------------    -----------   -----------  ------------  ------------     -----------
                                    Shares    Amount
                                 ----------   ------

Balance at December 31, 2000     6,972,158    $6,972    $19,444,913    $205,000    $(134,378)    $(15,436,719)    $ 4,085,788

Net Loss                              --        --             --          --           --         (2,910,940)     (2,910,940)

Issuance of Common Stock
 and Common Stock Warrants
 in Private Placement, net of
 related costs and expenses        362,500       363      1,378,472        --           --               --         1,378,835

Issuance of Common Stock and
 Warrants for services              10,048        10         71,419       9,000         --               --            80,429

Beneficial conversion feature
 on convertible debt                  --        --          264,705        --           --               --           264,705

Amortization of unearned
 stock compensation                   --        --             --          --         79,129             --            79,129

Exercise of Stock Options            4,800         5         15,298        --           --               --            15,303

Issuance of Common Stock -
 Employee Stock Purchase Plan        7,203         7         19,197        --           --               --            19,204
                                 ---------    ------    -----------    --------    ---------     ------------     -----------

Balance at September 30, 2001    7,356,709    $7,357    $21,194,004    $214,000    $ (55,249)    $(18,347,659)    $ 3,012,453
                                 =========    ======    ===========    ========    =========     ============     ===========

                             See accompanying notes

                         FRISBY TECHNOLOGIES, INC.
                   Consolidated Statements of Cash Flows
                                (unaudited)

                                                                     Nine-month period ended
                                                                          September 30
                                                                   ----------------------------

                                                                        2001           2000
                                                                        ----           ----
OPERATING ACTIVITIES:
Net loss                                                           $(2,910,940)    $(3,429,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                          328,771         356,604
Non cash consulting and other expenses                                 159,558            --
Amortization of debt discount                                          158,823            --
Provision for doubtful accounts and returns                           (134,533)       (150,000)
    Changes in assets and liabilities:
Accounts receivable                                                   (828,542)        793,852
Inventories                                                            402,947      (1,844,840)
Other current assets                                                   (73,646)        294,284
Other non-current assets                                               (70,060)        222,347
Accounts payable                                                       772,943        (937,952)
Accrued expenses and other liabilities                                (284,593)        279,265
License fees payable                                                   (83,777)       (113,360)
                                                                   -----------     -----------
Net cash used in operating activities                               (2,563,049)     (4,529,051)
                                                                   -----------     -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                                    (10,733)       (375,996)
Loan to joint venture                                                     --          (152,768)
Purchase of intangible assets                                          (38,183)       (208,905)
                                                                   -----------     -----------
Net cash used in investing activities                                  (48,916)       (737,669)
                                                                   -----------     -----------

FINANCING ACTIVITIES:
Net proceeds from (payments against) line of credit                 (1,453,469)      1,021,488
Net proceeds from unsecured loans                                      150,000            --
Net proceeds from convertible debt                                   1,500,000            --
Proceeds from exercise of stock options                                 15,303         123,063
Proceeds from employee stock purchases                                  19,204            --
Proceeds from private placement - net                                1,378,835       3,697,219
                                                                   -----------     -----------
Net cash provided by financing activities                            1,609,873       4,841,770
                                                                   -----------     -----------

Net increase (decrease) in cash and cash equivalents                (1,002,092)       (424,950)
Cash and cash equivalents - beginning of period                      1,024,636       1,171,579
                                                                   -----------     -----------
Cash and cash equivalents - end of period                          $    22,544     $   746,629
                                                                   ===========     ===========

                             See accompanying notes

                            FRISBY TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

Pending Accounting Pronouncements
---------------------------------

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


Net Loss Per Share
------------------

         Net loss per share for the three- and nine-month periods ended September 30, 2001 and 2000 is based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

         Shares used in the computation of net loss per share for the three-and nine-month periods ended September 30, 2001 were 7,253,361 and 7,109,078 respectively. Shares used in the computation of net loss per share for the three- and nine-month periods ended September 30, 2000 were 6,575,860 and 6,127,123, respectively. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same. The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of debt and the exercise of stock options and warrants, as the effect of such conversion or exercises would be anti-dilutive.


Reclassifications
-----------------

         Certain amounts in prior periods have been reclassified to conform with the current period presentation.


3.  Credit Facility

         On May 14, 2001, the Company executed a $1,500,000 term loan agreement with MUSI Investments S.A. ("MUSI"), the proceeds of which were used to repay the Company's prior bank facility in full. The agreement with MUSI is on terms and conditions comparable to those under the prior bank facility, with the following key exceptions: (i) the MUSI loan is a term loan (due and payable in full upon maturity) rather than a revolving line of credit; (ii) the MUSI loan bears interest at the prime rate plus 75 basis points and (iii) at any time on or prior to the maturity date of January 2, 2002, MUSI has the right to convert the outstanding principal balance and any accrued and unpaid interest due under the loan, or a portion thereof, into either (a) shares of Common Stock of the Company (with a conversion price of the higher of $1.12 or 85% of the 10-day trailing average closing price of the Company's Common Stock on the NASDAQ Stock Market on the date of conversion), or (b) units priced at $4.00, consisting of one share of Common Stock of the Company and a warrant to purchase one share of Common Stock of the Company at an exercise price of $6.00; provided that, except in the event of certain organic changes or distributions in securities to stockholders of the Company while the MUSI loan is outstanding, the MUSI loan may not be converted into more than 1,417,959 shares of Common Stock of the Company in the aggregate. As a result of this beneficial conversion option, the Company recorded a debt discount of $264,705, which will be amortized and charged to interest expense over the life of the loan. The MUSI loan is secured by a pledge of 1,419,643 shares of the Common Stock of the Company owned by its Chairman and Chief Executive Officer, Gregory S. Frisby, and a limited guaranty by Gregory S. Frisby of up to $500,000 of the loan. The MUSI loan was amended on September 13, 2001 and on October 16, 2001 to provide for a deferral of interest until maturity and to permit expressly the retention by the Company of additional private placement proceeds and the incurrence by the Company of unsecured indebtedness up to an aggregate amount outstanding of $600,000 at any one time.

         On September 18, 2001 and October 19, 2001 the Company executed $75,000 non-negotiable unsecured promissory notes payable to Jeffry D. Frisby, a director of the Company, the proceeds of which were used for general working capital purposes. The notes bear interest at the prime rate plus 75 basis points and are payable on the earlier of (i) 60 days from the date of the note or (ii) 5 business days after receipt by the Company of payment of certain outstanding accounts receivable. On October 31, 2001, the Company repaid the September 18 note in full.

         On September 19, 2001 and October 19, 2001 the Company executed $75,000 non-negotiable unsecured promissory notes payable to Gregory S. Frisby, the Company's Chairman and Chief Executive Officer, the proceeds of which were used for general working capital purposes. The notes bear interest at the prime rate plus 75 basis points and are payable on the earlier of (i) 60 days from the date of the note or (ii) 5 business days after receipt by the Company of payment of certain outstanding accounts receivable.

         On October 25, 2001 the Company executed a $250,000 non-negotiable unsecured promissory note with a stockholder of the Company, the proceeds of which were used for general working capital purposes. The note bears interest at the rate of 8% and is payable on the earlier of (i) 60 days from the date of the note or (ii) 5 business days after receipt by the Company of payment of certain outstanding accounts receivable.


4.  Stockholders' Equity

         On July 16, 2001 the Company sold an aggregate of $500,000 in units in a private placement to four accredited investors (one of which also purchased units on April 27) at a price of $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $6.00. On September 20, 2001 the Company sold an additional $250,000 in units to three accredited investors at a price of $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $6.00. The investors included the Company's Chairman and Chief Executive Officer, Gregory S. Frisby, and one of the Company's directors, Jeffry D. Frisby.

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

         For the nine-month period ended September 30, 2001, the Company recorded minority interest income of $44,689 compared to $11,103 for the comparable period in 2000, which reflects the portion of the losses of Schoeller Frisby Technologies GmbH that are applicable to Schoeller Textil AG's minority interest. The minority interest amount shown as a liability on the Company's Balance Sheet as of September 30, 2001 and December 31, 2000 represents Schoeller Textil AG's share of the net assets of Schoeller Frisby Technologies GmbH.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD-LOOKING IN NATURE AND RELATE TO THE COMPANY'S PLANS, OBJECTIVES, ESTIMATES AND GOALS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "PROJECTS," "FORECASTS," "BELIEVES," AND "ESTIMATES," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS, IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ARE INHERENTLY UNCERTAIN, ARE SUBJECT TO RISKS AND UNCERTAINTIES AND SHOULD BE VIEWED WITH CAUTION. ACTUAL RESULTS AND EXPERIENCE MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 26, 2001 AND, IN ADDITION, THE LEVEL OF ACCEPTANCE OF THE COMPANY'S THERMAL MANAGEMENT PRODUCTS BY CONSUMERS AND INDUSTRIAL PARTNERS BOTH DOMESTICALLY AND INTERNATIONALLY AND THE COMPANY'S ABILITY TO IDENTIFY, DEVELOP AND MARKET NEW PRODUCTS, TO DEVELOP, MAINTAIN OR EXPAND RELATIONSHIPS WITH CAPABLE SUPPLIERS, TO PROTECT ITS INTELLECTUAL PROPERTY ADEQUATELY AND TO SECURE CAPITAL AS AND WHEN NEEDED. THE COMPANY MAKES NO COMMITMENT TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO DISCLOSE ANY FACTS, EVENTS, OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY AFFECT THE ACCURACY OF ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

         The Company develops and markets innovative branded thermal management products for use in a broad range of consumer and industrial products. The Company's patented, branded products - COMFORTEMP(R) insulating and cooling materials and Thermasorb(R) thermal additives - provide thermal regulating benefits in both hot and cold environments. The Company's current products are used in such end products as gloves, boots, athletic footwear, fashion apparel, performance outerwear, medical and orthotic bracing and home furnishings.


RESULTS OF OPERATIONS FOR THE THREE- AND NINE- MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000.

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

         Net revenues for the three months ended September 30, 2001 increased $984,619 to $2,694,354 from $1,709,735 for the three months ended September 30, 2000. Net revenues for the nine-month period ended September 30, 2001 declined $913,665 to $6,122,319 from $7,035,984 for the nine-month period ended September 30, 2000. The majority of the favorable variance for the quarter can be attributed to a timing difference in the shipment of a large order. Approximately $800,000 in net sales recorded in the fourth quarter of 2000 was available for shipment in the third quarter but, at the request of the customer, the shipment was delayed until the first week of the fourth quarter. As a result of recording these sales in the third quarter of 2001 versus the fourth quarter of 2000, the Company currently expects that its fourth quarter 2001 net revenues could be correspondingly less than the net revenues for the fourth quarter of 2000.

         The unfavorable nine-month variance is attributable to (i) reduced sales levels of nearly $750,000 in the consumer goods markets, (ii) lower sales to the Company's licensed COMFORTEMP(R) foam manufacturers of approximately $470,000, and (iii) reduced sales by the Company's majority-owned European affiliate, Schoeller Frisby Technologies, GmbH ("SFT"), based in Switzerland, whose net revenues for the nine-month period ended September 30, 2001 declined nearly $1,000,000 compared to the prior year. These unfavorable variances were partially offset by: (i) higher net revenues in the Company's Extreme Comfort and Steele Vest operating units, exceeding prior year levels by approximately $300,000; (ii) higher sales in the Asia Pacific region, where net revenues for the nine-month period ended September 30, 2001 were approximately $250,000 greater than the 2000 period and (iii) the timing of certain shipments compared to last year, totaling $800,000, as outlined above. The Company believes that the reduction in net sales for the nine-month period can be attributed to several factors including (i) the global downturn in the consumer apparel, outdoor footwear and sporting goods market segments that reduced demand for the Company's COMFORTEMP(R) materials, (ii) commensurately lower demand for the Company's thermal additive materials purchased by its licensed manufacturers that produce COMFORTEMP(R) materials and (iii) the inability of SFT to offset in the third quarter the previously reported $1,100,000 negative net sales variance it experienced over the first two quarters of 2001 compared to the same period in 2000.

         COST OF SALES. The Company's cost of sales consists primarily of: (i) direct and indirect costs incurred in connection with product sales; (ii) royalty payments required to be made in accordance with license agreements and
(iii) amortization expense related to fees paid by the Company in September 1998 to reduce its royalty payment obligation under a technology license. Total cost of sales for the three months ended September 30, 2001 increased by $703,696 to $1,790,090 from $1,086,394 for the three months ended September 30, 2000, with the increase the result of the higher sales levels mentioned above partially offset by favorable sales mix. The cost of sales for the third quarter of 2000 included a one-time favorable adjustment of $188,000 resulting from the elimination of a put agreement that the Company had entered into with the inventor of certain of its technology. Total cost of sales for the nine-month period ended September 30, 2001 decreased $1,113,488 to $4,208,554 from $5,322,042 for the nine-month period ended September 30, 2000. These reductions correspond with the reduced year-to-date sales levels mentioned above coupled with favorable changes in sales mix due to increased sales in the higher margin Extreme Comfort and Steele Vest divisions and reduced lower margin SFT sales, lower material acquisition costs from new sourcing agreements, particularly in the category of end-use products, and improved processes.

         As a result of the foregoing, gross profit for the three months ended September 30, 2001 increased by $280,923 to $904,264, or 33.6% of net revenues, compared to $623,341, or 36.5% of net revenues, for the three months ended September 30, 2000. As mentioned above, a one-time favorable adjustment to cost of sales during the third quarter of 2000 resulted in a favorable impact on gross profit of $188,000. Without this one-time adjustment, the gross profit for the three months ended September 30, 2000 would have been $435,341, or 25.5% of net revenues. For the nine-month period ended September 30, 2001 gross profit increased by $199,823 to $1,913,765, or 31.3% of net revenues, compared to $1,713,942, or 24.4% of net revenues, for the nine-month period ended September 30, 2000.

         SALES AND MARKETING EXPENSE. Sales and marketing expenses for the three months ended September 30, 2001 increased by $52,651 to $841,015 from $788,364 for the three months ended September 30, 2000. For the nine-month period ended September 30, 2001 sales and marketing expenses decreased $336,166 to $2,468,908 compared to $2,805,074 for the nine-month period ended September 30, 2000. For the three-month period, the increased spending is primarily the result of increased sales commissions partly offset by lower advertising/promotional spending. On a year-to-date basis, the decreased spending is attributable to continued savings from a reduction in related personnel implemented in the third quarter of 2000 coupled with more cost-effective methods of advertising and promotion, particularly in the area of trade promotions and exhibitions.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the three months ended September 30, 2001 decreased by $44,988 to $752,392 from $797,380 for the three months ended September 30, 2000. For the nine-month period ended September 30, 2001 general and administrative expenses decreased $107,241 to $2,167,109 compared to $2,274,350 for the nine-month period ended September 30, 2000. The third quarter decrease is primarily due to lower professional fees and employee related costs, which included a voluntary reduction in salary by the Company's Chief Executive Officer. The year-to-date decrease can be attributed to reduced professional fees and lower provisions for uncollectible accounts, offset in part by increased use taxes.

         MINORITY INTEREST. Minority interest represents Schoeller Textil AG's 49% interest in the net income or loss of SFT. For the three months ended September 30, 2001, the Company recorded minority interest income of $25,996 compared to minority interest expense of $798 for the comparable period in 2000. For the nine-month period ended September 30, 2001, the Company recorded minority interest income of $44,689 compared to minority interest income of $11,103 for the nine-month period ended September 30, 2000. The income is reflective of Schoeller Textil's share of the losses incurred by SFT during the nine-month periods ending September 30, 2001 and 2000, totaling $91,202 and $22,658, respectively.

         INTEREST EXPENSE/INCOME. For the three months ended September 30, 2001, net interest expense increased by $113,293 to $128,886 from $15,593 for the three months ended September 30, 2000. For the nine-month period ended September 30, 2001, net interest expense increased by $158,505 to $233,377 from $74,872 for the nine-month period ended September 30, 2000. Both the three-month and nine-month increases can be attributed to the amortization of debt discount associated with the Company's $1,500,000 convertible term loan from MUSI Investments S.A., equaling $105,882 for the third quarter and $158,823 year-to-date, partially offset by lower interest rates than the Company had under its prior bank facility.

         NET LOSS. As a result of the foregoing, the net loss for the three months ended September 30, 2001 decreased 19.1% to $792,033 from $978,794 for the three months ended September 30, 2000. For the nine-month period ended September 30, 2001, the net loss decreased 15.1% to $2,910,940 from $3,429,251 for the nine-month period ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         From its inception through September 30, 2001, the Company has incurred cumulative losses of approximately $18,348,000. The Company has financed its operations to date through bank and stockholder borrowings, the issuance of common stock and convertible preferred stock and research and development contracts relating to United States Government programs.

         At September 30, 2001, the Company had working capital of $1,044,888, including cash of $22,544, accounts receivable of $2,806,199, other current assets of $217,785 and inventory of $1,743,500, offset by accounts payable of $1,577,014, convertible debt (net of discount) of $1,394,118, notes payable of $150,000 and accrued expenses and other current liabilities of $624,008.

         Cash used by operating activities was $2,563,049 and $4,529,051 for the nine months ended September 30, 2001 and 2000, respectively, with the principal contributing factor in 2001 being the net loss for the period, while the cash used by operations during the 2000 period was the result of a combination of the operating loss for the period and a significant increase in inventory levels. Cash used by investing activities was $48,916 for the nine months ended September 30, 2001, which consisted primarily of expenditures related to patent development and other intellectual property, compared to $737,669 for the nine months ended September 30, 2000, which consisted primarily of office and thermal testing equipment for the Company's new headquarters and expenditures related to patent development and other intellectual property. Cash provided by financing activities was $1,609,873 for the nine months ended September 30, 2001 compared to $4,841,770 for the comparable period in 2000. The principal financing activity in 2001 relates to net proceeds from private equity placements, compared to 2000 where $1,021,488 was provided from net advances on the line of credit, $123,063 was provided from the exercise of employee stock options and $3,697,219 was provided from the net proceeds from private equity placements.

         The Company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes. Through September 30, 2001, the Company has generated net operating loss carryforwards of approximately $17,750,000 that may be available to reduce future taxable income and future tax liabilities. These carryforwards expire incrementally in years through 2021. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the Company's initial public offering, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

         On July 16, 2001 the Company sold an aggregate of $500,000 in units in a private placement to four accredited investors at a price of $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $6.00. On September 20, 2001 the Company sold an additional $250,000 in units on the same terms to three accredited investors. These investors included the Company's Chairman and Chief Executive Officer, Gregory S. Frisby, and one of the Company's directors, Jeffry
D. Frisby.

         On May 14, 2001, the Company executed a $1,500,000 term loan agreement with MUSI Investments, S.A. ("MUSI"), a significant stockholder, the proceeds of which were used to repay the Company's prior bank facility in full. The MUSI loan is a convertible term loan that bears interest at the prime rate plus 75 basis points. At any time on or prior to the maturity date of January 2, 2002, MUSI has the right to convert the outstanding principal balance and any accrued and unpaid interest due under the loan, or a portion thereof, into either (a) shares of Common Stock of the Company (with a conversion price of the higher of $1.12 or 85% of the 10-day trailing average closing price of the Company's Common Stock on the NASDAQ Stock Market on the date of conversion) or (b) units priced at $4.00, consisting of one share of Common Stock of the Company and a warrant to purchase one share of Common Stock of the Company at an exercise price of $6.00; provided that, except in the event of certain organic changes or distributions in securities to stockholders of the Company while the MUSI loan is outstanding, the MUSI loan may not be converted into more than 1,417,959 shares of Common

Stock of the Company in the aggregate. As a result of this beneficial conversion option, the Company recorded a debt discount of $264,705, which will be amortized and charged to interest expense over the life of the loan. The MUSI loan is secured by a pledge of 1,419,643 shares of the Common Stock of the Company owned by its Chairman and Chief Executive Officer, Gregory S. Frisby, and a limited guaranty by Gregory S. Frisby of up to $500,000 of the loan. The MUSI loan was amended on September 13, 2001 and October 16, 2001 to provide for a deferral of interest until maturity and to permit expressly the retention by the Company of additional private placement proceeds and the incurrence by the Company of unsecured indebtedness up to an aggregate amount outstanding of $600,000 at any one time.

         On September 18, 2001 and October 19, 2001 the Company executed $75,000 non-negotiable unsecured promissory notes with Jeffry D. Frisby, a director of the Company, the proceeds of which were used for general working capital purposes. The notes bear interest at the prime rate plus 75 basis points and is payable on the earlier of (i) 60 days from the date of the note or (ii) 5 business days after receipt by the Company of payment of certain outstanding accounts receivable. On October 31, 2001 the Company repaid the September 18 note in full.

         On September 19, 2001 and October 19, 2001 the Company executed $75,000 non-negotiable unsecured promissory notes with Gregory S. Frisby, the Company's Chairman and Chief Executive Officer, the proceeds of which were used for general working capital purposes. The notes bear interest at the prime rate plus 75 basis points and are payable on the earlier of (i) 60 days from the date of the note or (ii) 5 business days after receipt by the Company of payment of certain outstanding accounts receivable.

         On October 25, 2001 the Company executed a $250,000 non-negotiable unsecured promissory note with a stockholder of the Company, the proceeds of which were used for general working capital purposes. The note bears interest at the rate of 8% and is payable on the earlier of (i) 60 days from the date of the note or (ii) 5 business days after receipt by the Company of payment of certain outstanding accounts receivable.

         The Company currently projects that the remaining proceeds from its unit offerings and cash provided by operations will be sufficient to satisfy its operational and capital requirements through December 2001. The Company will need substantial additional capital to support its operating plan for fiscal 2002 and beyond. In addition, the Company's capital expenditure and working capital requirements may change depending on its progress in marketing its product line, gaining acceptance of its thermal management technology and its other products and services from consumers and industrial partners and identifying strategic acquisition or licensing opportunities or as a result of unexpected events. The Company has no firm commitments for any future funding and has no assurance that it will be able to obtain additional capital in the future or that the terms of such funding, if available, will be satisfactory. If the Company is unable to obtain additional financing, it may be required to delay, scale back or eliminate all or a portion of its growth strategies, which may materially and adversely affect its business, financial condition and results of operations.

SEASONALITY

         The Company has historically experienced higher revenues in its third and fourth fiscal quarters, which include the months in which the demand for its cold weather products is highest.


PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 25, 2001, Outlast Technologies, Inc. filed a lawsuit in the United States District Court for the District of Colorado. In its lawsuit, Outlast alleges that Frisby's COMFORTEMP(R) nonwoven materials infringe Outlast's rights under US Patent No. 5,366,801. Based in part on the opinion of patent counsel received prior to the Company's launch of the nonwoven product, the Company believes that COMFORTEMP(R) nonwoven does not infringe the cited patent and intends to defend this suit vigorously.

Item 2.  Changes in Securities and Use of Proceeds

         On July 16, 2001 the Company sold an aggregate of $500,000 in units in a private placement to four accredited investors at a price of $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $6.00. On September 20, 2001 the Company sold an additional $250,000 in units on the same terms to three accredited investors. These investors included the Company's Chairman and Chief Executive Officer, Gregory S. Frisby, and one of the Company's directors, Jeffry
D. Frisby. The Company issued the units in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder based on the nature of, and representations received from, the purchasers.


Item 4.  Submission of Matters to a Vote of Security Holders

         On July 31, 2001, the Company held its 2001 annual meeting of stockholders in Greensboro, North Carolina. At the annual meeting, the stockholders voted to:

         1. elect Gregory S. Frisby, Jeffry D. Frisby, Robert C. Grayson, Pietro A. Motta and Duncan R. Russell to serve until the 2002 annual meeting of stockholders and until their successors are elected and qualify; and

         2. ratify the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2001.

         The results of the stockholder voting were as follows:


                              ELECTION OF DIRECTORS
                                  SHARES VOTED

            ------------------------------------------------------------------

                  DIRECTORS             IN FAVOR        WITHHELD   TOTAL VOTES
            ------------------------------------------------------------------

              Gregory S. Frisby        4,914,996          5,950     4,920,946
            ------------------------------------------------------------------
              Jeffry D. Frisby         4,914,996          5,950     4,920,946
            ------------------------------------------------------------------
              Pietro A. Motta          4,914,896          6,050     4,920,946
            ------------------------------------------------------------------
              Robert C. Grayson        4,914,996          5,950     4,920,946
            ------------------------------------------------------------------
              Duncan R. Russell        4,914,896          6,050     4,920,946
            ------------------------------------------------------------------


                   RATIFICATION OF APPOINTMENT OF ACCOUNTANTS
                                  SHARES VOTED

            ------------------------------------------------------------------

                       IN FAVOR            AGAINST          ABSTAIN
            ------------------------------------------------------------------

                      4,905,183             14,473           1,290
            ------------------------------------------------------------------


Item 5.  Other Information

         On September 6, 2001, the Company's Board of Directors appointed Alexander Rosenzweig, Vice President and Chief Legal Officer of Pirrelli North America, Inc., to fill a vacancy on the Board as the sixth Board member to serve until the next annual meeting of the Company's stockholders and until his successor is elected and qualifies.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4.1 Letter Agreement dated as of September 13, 2001 by and between MUSI Investments S.A. ("MUSI") and the Company.

                  4.2 Letter Agreement dated as of October 16, 2001 by and between MUSI and the Company.

                  10.1 Non-Negotiable Promissory Note of the Company payable to Jeffry D. Frisby dated September 18, 2001, in the original principal amount of $75,000.

                  10.2 Non-Negotiable Promissory Note of the Company payable to Gregory S. Frisby dated September 19, 2001, in the original principal amount of $75,000.

                  10.3 Non-Negotiable Promissory Note of the Company payable to Jeffry D. Frisby dated October 19, 2001, in the original principal amount of $75,000.

                  10.4 Non-Negotiable Promissory Note of the Company payable to Gregory S. Frisby dated October 19, 2001, in the original principal amount of $75,000.

                  10.5 Form of Warrant Agreement dated as of July 16, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).

                  10.6 Warrant Agreement between the Company and Jeffry D. Frisby dated September 20, 2001.

                  10.7 Warrant Agreement between the Company and Gregory S. Frisby dated September 20, 2001.



         (b)      Reports on Form 8-K

         During the quarter ended September 30, 2001, the Company filed no reports on Form 8-K.

         Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  November 14, 2001


                                               FRISBY TECHNOLOGIES, INC.



                                               By:   /s/ Gregory S. Frisby
                                                     -----------------------
                                                     Gregory S. Frisby
                                                     Chief Executive Officer



                                               By:   /s/ John L. Ruggiero
                                                     -----------------------
                                                     John L. Ruggiero
                                                     Chief Financial Officer