Form 10KSB
period 2001-12-31
FRISBY TECHNOLOGIES INC
filed 2002-04-01
CIK 1051904

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

         [X] Annual Report Under Section 13 or 15(d) of The Securities
                             Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act
                                of 1934 for the

            Transition Period from _____________ to _______________

                          Commission File No. 1-14005

                           FRISBY TECHNOLOGIES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      62-1411534
-------------------------------            ------------------------------------
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

                                      None
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.      $8,180,700

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 25, 2002 - 8,848,022.

Based upon the closing price of the registrant's common stock on March 25, 2002, the aggregate market value of the common stock held by non-affiliates is approximately $4,544,000.

The information required by Part III of this Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement with respect to its 2002 annual meeting of stockholders to be filed with the Commission within 120 days of its fiscal year end.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Frisby Technologies, Inc (the "Company" or "Frisby") incorporated in North Carolina in 1989 and reincorporated in Delaware in 1998 in connection with its initial public offering. The Company is a developer and marketer of innovative branded thermal management products for use in a broad range of consumer and industrial products. These products provide thermal regulating benefits in both hot and cold environments. The Company's products were initially incorporated in commercial end-use applications in 1997 and its current products are used in consumer end-products such as gloves, boots, athletic footwear, fashion apparel, performance outerwear, medical braces and home furnishings.

         Frisby's vision is to be the global leader in the development, commercialization and marketing of temperature balancing materials. The key elements of the Company's strategy to achieve its goal and thereby deliver the maximum value for its stockholders are:

         - Leverage its core competency in microencapsulated phase change material technology, innovation and marketing;

         - Expand the COMFORTEMP(R)and C(degree)(TM)global brand equities;

         - Achieve greater penetration across product lines of existing customers;

         - Accelerate revenue growth through an improved pricing model, deeper market penetration and more rapid growth in commercial/industrial markets;

         - Expand the distribution of high-margin COMFORTEMP(R)nonwovens in the apparel, footwear, commercial and home furnishings markets;

         - Increase revenues through increased sales of higher margin consumer specialty products;

         - Better diversify into non-cyclical markets to counterbalance the Company's seasonal products; and

         - Protect and expand the Company's intellectual property portfolio.

THE TECHNOLOGY

         The Company believes that its thermal management technology is the first to effectively combine the two distinct technologies of thermal management phase change materials (PCMs) and microencapsulation to effect meaningful thermal management within applications across broad markets. Thermal management is the process by which the temperature of various materials can be controlled or manipulated. PCMs are materials that change from liquid to solid and solid to liquid as they release or absorb heat. Through the careful selection of PCMs, the Company is able to control the temperature at which the phase change occurs. Microencapsulation is the enclosing of PCMs inside a microscopic shell to maintain the integrity of the enclosed PCMs. Microencapsulation permits PCMs to be imbedded into a variety of host materials.

PRODUCTS

         The Company's products consist of Thermasorb(R) brand microencapsulated phase change materials (MPCMs), patented and patent-pending component products that contain MPCMs such as foams, fabrics and nonwovens that the Company sells under the COMFORTEMP(R) brand name, and finished consumer and industrial end-products. The Thermasorb(R) additives are sold to licensed manufacturers of intermediate component products such as foam and fabric. The COMFORTEMP(R) branded thermal products are sold to licensed manufacturers of finished end-products. Additionally, the Company markets its own product lines of finished end-products directly to retailers.

Thermasorb(R) MPCMs

         The Company's Thermasorb(R) brand of MPCM additives are micron-sized particles consisting of a heat absorbing PCM encapsulated within a durable shell wall that can improve the thermal storage capacity of a variety of host materials, including liquid, foam, nonwovens, epoxy, leather, composite materials, plastics and gels. Just as water absorbs and releases heat at 32 (degree)F (0 (degree)C), the Company's MPCMs absorb and release heat at certain discrete temperatures called phase change or activation temperatures. Thermasorb(R) additives are currently commercially available in a variety of activation temperatures ranging from 43(degree)F to 122(degree)F which allows for an engineered solution for a multitude of thermal requirements.

         A wide variety of value-added, thermally enhanced intermediate products can be produced with Thermasorb(R) additives. Component materials that satisfy the Company's quality and performance specifications are commercialized by the Company and its licensees and marketed and sold as COMFORTEMP(R) branded Dynamic Climate Control (DCC(R)) materials (e.g., COMFORTEMP(R) nonwovens). Incorporation of the Thermasorb(R) additives into a commodity material such as foam or nonwovens results in a technologically advanced product with superior thermal management qualities while maintaining the commodity product's inherent aesthetic and physical qualities. COMFORTEMP(R) materials are currently most typically used as components of finished consumer and industrial products such as apparel, footwear and home furnishings.

         The choice of which MPCM to use for a particular application depends largely on the intended function of the COMFORTEMP(R) material and the end-products in which they are contained. The MPCMs can generally be categorized as heating MPCMs, cooling MPCMs, or buffering MPCMs.

         Heating MPCMs are materials with a phase change temperature above the normal temperature of the object to be warmed. When a heating MPCM is warmed above its phase change temperature and placed in contact with the cooler object, the heat flows from the MPCM to the object. A particular heating MPCM may be used in a hot food delivery application to keep foods above a certain safe temperature during delivery while a different heating MPCM may be used in a heated therapeutic wrap for treating injuries. Heating PCMs may also be used as a thermal fuse in order to protect an object from excessive heat caused by a sudden rise in temperature. For example, heating PCMs may be used within protective coatings on aircraft surfaces to absorb sudden, short-term pulses of externally produced heat or in electronics modules to absorb thermal spikes that may be generated by the electronics during operation, enhancing the thermal stability of the module.

         Cooling MPCMs are materials with a phase change temperature lower than the normal temperature of the object intended to be cooled. When a cooling MPCM is chilled below its phase change temperature and placed in contact with the warmer object, the heat flows from the object to the cooler MPCM. As an example, a cooling MPCM may be used in a knee brace to provide both support and cold therapy.

         The majority of the Company's current products utilize buffering MPCMs, materials that have phase change temperatures either slightly above or below the temperature of the object with which they will be in contact. This permits the MPCM to absorb or release heat automatically depending on the environmental and metabolic conditions present, without the need to manually heat or cool the MPCM prior to its use. COMFORTEMP(R) materials that incorporate buffering MPCMs recharge naturally depending on the individual level of physical activity or other external conditions. For cold weather apparel products, these buffering COMFORTEMP(R) materials allow the garment to retain body heat during periods of activity, minimizing the excessive overheating and sweating that is common during physical activity, and release the stored heat back to the individual during periods of inactivity when the body is most in need of warmth. For warmer weather products, COMFORTEMP(R) materials can be used to facilitate the body's own natural temperature balancing system to provide a cooling effect. Articles of clothing made with COMFORTEMP(R) materials are particularly well-suited for maintaining a comfortable, constant body temperature when the wearer experiences changes in environmental conditions, such as by going in and out of doors or by performing a strenuous activity followed by periods of rest.

         Buffering MPCMS are not limited to clothing applications. They can also be used to control the temperature of inanimate objects, like automobile seats, to enhance the comfort of the person when he or she comes in contact with the object.

COMFORTEMP(R) Foams and Fabrics

         COMFORTEMP(R) fabric packages result from the lamination or attachment by other means of COMFORTEMP(R) foams to a wide variety of fabrics. COMFORTEMP(R) foam can be combined with a wide variety of high performance fabrics using traditional fabrication techniques, such as lamination and sewing. Alternatively, the Company and its suppliers can produce composite fabrics in which the COMFORTEMP(R) foam is coated directly on the licensee/customer's selected fabrics, eliminating the lamination or sewing step.

COMFORTEMP(R) Nonwovens

         Nonwovens, as the name implies, are fabrics not formed by weaving or knitting. They are broadly defined as sheet or web structures bonded together by entangling fibers or filaments by friction, and/or cohesion and/or adhesion. Nonwoven fabrics are available that provide specific functions such as thermal insulation, absorbency, liquid repellency, resilience, stretch, softness, strength, flame retardancy, washability, cushioning, filtering, bacterial barrier and sterility. In combination with other materials, they provide a spectrum of diverse functions, and can be used alone or as components of apparel, home furnishings, health care, engineering, industrial and consumer goods. Nonwovens are used extensively as unbranded components of industrial applications.

         COMFORTEMP(R) nonwovens are nonwoven fabrics that are impregnated with Thermasorb(R) MPCMS to add meaningful thermal performance qualities to the base nonwoven fabric. There are presently three Company-approved styles of COMFORTEMP(R) nonwovens available, each of which has a different phase change activation temperature. Some of the more familiar products made with nonwovens that the Company believes could be enhanced by substituting COMFORTEMP(R) nonwovens include apparel interlining and insulation, footwear components, auto interiors, carpeting and upholstery padding, house wraps and insulation.

         In July 2001, the Company introduced a COMFORTEMP(R) nonwoven targeted at the apparel, footwear and home furnishings markets. This patent pending nonwoven material was developed through the collaborative efforts of Frisby and the world's leading manufacturer of nonwoven roll goods, Freudenberg Vliesstoffe KG of Weinheim, Germany. Freudenberg manufactures COMFORTEMP(R) nonwovens exclusively for sale by Frisby and its affiliates.

         In December 2001, the Company introduced another new patent pending COMFORTEMP(R) nonwoven designed especially to meet the physical and thermal performance demands of casual, dress, athletic and insulated cold-weather footwear. This version of COMFORTEMP(R) nonwoven was developed jointly with the research department at Texon UK Ltd., a division of Texon International plc, based in England, the world's largest producer of cellulose and non-woven footwear component materials.

Finished Products

         The Company offers thermal-related finished products to certain industrial and consumer markets through its Steele & Associates ("Steele") division and Extreme Comfort, Inc. ("Extreme Comfort") subsidiary. Steele markets and sells a line of micro-climate cooling vests under the SteeleVest(R) name. Extreme Comfort markets and sells a variety of personal heating products, including The Roo(TM) hand warmer, under the Extreme Comfort(R) brand. In addition, through the use of outsourced manufacturing arrangements, the Company produces a variety of end-use products such as gloves and slippers that are currently sold through mass market direct media. Collectively, these products contributed approximately 32% of the Company's revenues in fiscal year 2001 compared to approximately 22% in fiscal year 2000.

PATENTS/INTELLECTUAL PROPERTY

Patents

         Frisby owns or otherwise has exclusive rights to use twenty-three United States and International Patents. Another twelve patents are pending, which include patents covering many of the Company's newer COMFORTEMP(R) branded materials like the rubber and nonwoven materials. The patents covering the Company's foams and fabrics do not begin to expire until 2011. There are three main ways the Company acquires rights to patents and intellectual property: licensing, acquisition, and invention.

Licensing of Patents

         Frisby has various licensing agreements that give the Company the exclusive rights to develop and commercialize certain proprietary and patented technology in the field of MPCMs and thermal management. The two most important to the current operations of the Company are with Triangle Research & Development Corporation of Raleigh, North Carolina, generally relating to the use of MPCMs within certain of its patented materials (the "TRDC License"), and Outlast Technologies, Inc. of Boulder, Colorado, generally relating to the use of MPCM-containing foams attached to fabric, where the thickness of the foam is at least 2mm (the "Outlast License"). The term of each license is for the commercial life of the last to expire licensed patent, which is currently expected by the Company to extend at least until 2013.

         The TRDC License requires the Company to pay a royalty of between 2% and 10% on product sales, sublicense fees and royalties received by the Company from third parties for use of the licensed TRDC technology.

         The Outlast License, originally entered into by and between the parties in 1998, was modified in 2001 to, among other things, (a) eliminate all royalty payments, (b) eliminate annual minimum royalties and (3) extend the term of exclusivity at least until 2013. Prior to January 1, 2001 the Company paid Outlast a royalty of between 5% and 12.5% on product sales, royalties and sub-license fees and, in order to maintain its exclusive rights under the Outlast License, the Company was to be required to make minimum annual payments to Outlast of $500,000 in 2001, $600,000 in 2002 and $1,000,000 each year thereafter until expiration.

Acquisition of Patents

         The Company acquired certain patents and intellectual property as part of the acquisition of Steele and Extreme Comfort. From time to time, the Company considers opportunities to strengthen its patent portfolio through the purchase of additional patents or other intellectual property related to thermal management and/or personal comfort.

Inventions

         Frisby also seeks patents for its own inventions and discoveries. In particular, the Company owns several recently issued U.S. Patents for a series of inventions related to improving the durability and flame resistance of the Company's microcapsules and other component materials.

         The Company also regularly engages in joint development efforts with its licensees/customers that may result in the Company owning at least joint rights to any new inventions that arise. For example, the Company and co-inventors Freudenberg and Texon UK Ltd. have jointly filed patent applications related to the Company's new line of COMFORTEMP(R) nonwovens. Texon has assigned its rights to the invention to Frisby in exchange for tiered royalties ranging from 1% to 5% of COMFORTEMP (R) nonwoven footwear component materials sales. Freudenberg has retained its ownership interest in the invention and is permitted to commercialize a competitive nonwoven product provided Freudenberg does not use the COMFORTEMP(R) brand name and purchases all of its MPCMs from Frisby. Neither Frisby nor Freudenberg owes the other party royalties on sales of their respective nonwoven materials.

         The following table summarizes the patents related to thermal management technologies currently owned by or licensed to the Company:


Date of Patent    Patent Number      Description                       Industry         Year of Expiration
----------------------------------------------------------------------------------------------------------

2/28/89           4,807,696         Thermal Energy Storage             Automotive,               2006
                                    Apparatus Using Encapsulated       Aerospace,
                                    PCMs.                              Electronics

3/27/90           4,911,232         Heat Transfer Using MicroPCM       Automotive                2007
                                    Slurries                           Computers, Electronics

4/16/91           5,007,478         MicroPCM Slurry Heat Sink          Computers, Electronics    2008

8/25/92           5,141,079         Cutting/Cooling Fluid              All Industries            2009

9/15/92           5,146,625         Cooling Vest                       All Industries            2009

7/6/93            5,224,356         Thermal Energy Absorbing and       Electronics               2010
                                    Conducting Potting Materials

3/1/94            5,290,904         Thermally Enhanced Heat Shields    Protective Apparel        2011

4/19/94           Des 346,063       Boot Warmer                        Footwear                  2011

4/26/94           5,305,471         Insulated Cooling Vest             All Industries            2011

11/22/94          5,366,801         Coated Fabric With Reversible      Protective Apparel        2011
                                    Enhanced Properties

5/16/95           5,415,222         Microclimate Cooling Garments      Protective Apparel        2012

1/16/96           5,484,448         Garment and Method for Cooling     All Industries            2013
                                    Body Temperature

3/19/96           5,499,460         Moldable Foam Insole with          Footwear                  2013
                                    Reversible Enhanced Thermal
                                    Storage

3/21/96           5,623,772         Foot-Warming System for a Boot     Footwear                  2013

6/10/97           5,637,389         Thermally Enhanced Foam            All Industries            2012
                                    Insulation

9/8/98            5,804,297         Thermal Insulating Coating         All Industries            2011
                                    Using MicroPCMs

8/8/00            6,099,894         Gel-Coated Microcapsules           All Industries            2018

1/9/01            6,171,647         Gel-Coated Microcapsules           All Industries            2018
                                    (Method Patent)

3/6/01            6,197,415         Gel-Coated Materials with          All Industries            2019
                                    Increased Flame Retardancy

8/7/01            6,270,836         Gel-Coated Microcapsules           All Industries            2018
                                    (Applications Patent)
1/14/98           0611330*          Coated Fabric With Reversible      All Industries            2013
                                    Enhanced Properties

9/1/99            0630195#          Moldable Foam Insole With          Footwear                  2013
                                    Reversible Enhanced Thermal
                                    Storage

# European Patent granted with respect to the invention covered by United States Patent No. 5,499,460

* European Patent granted with respect to the invention covered by United States Patent No. 5,366,801

Note: Other patents not related to non-core business were obtained as a part of the Extreme Comfort acquisition in 1999.

******************************************************************************

Trademarks

         The Company has many trademarks that it uses to uniquely identify and brand its products in the global marketplace. The Company typically seeks full registration of these marks in the parts of the world where the products are made, used or consumed. These include the US, Canada, Europe, Mexico, Japan, China, Korea and other select countries. The primary trademarks owned by the company are COMFORTEMP(R), Thermasorb(R), DCC(TM), C(degree)(TM), (degree)(TM) (the degree symbol), The Roo(TM) and THE ULTIMATE DEGREE OF COMFORT(TM). This Annual Report on Form 10-KSB also includes trademarks of companies other than the Company.

Research and Development

         Beginning in 1997, the Company shifted its product development focus toward commercialization of its own products and related applications and away from government funded projects. The Company currently maintains several employees devoted to identifying new applications and making improvements to the Company's core technology. In particular, the Company is currently seeking to develop its COMFORTEMP(R) products for use in industrial applications, like automotive and packaging, and to increase the available styles of its nonwovens to expand the number of applications and markets into which they may be introduced. These internal efforts are supplemented by those of licensed customers of the Company's products who may develop new materials and processes within the field of their respective licenses, (e.g., gels, foams, etc.). The Company's license agreements may provide it with at least joint ownership of any new intellectual property developed by its customers. None of the Company's research and development costs are borne directly by its customers.

STRATEGIC SOURCING AND QUALITY ASSURANCE

PCMs and Thermasorb(R) MPCMs

         The PCMs that are presently used by the Company are commercially available materials that the Company believes are currently available from several sources. Notwithstanding, the Company has historically purchased nearly all of its requirements for PCMs from a single domestic source by individual purchase orders.

         Currently, the Company delivers PCMs to Minnesota Mining & Manufacturing Company ("3M") to be manufactured into Thermasorb(R) MPCMs in accordance with specifications provided by the Company. The Company and 3M have an arrangement that provides pre-determined pricing and annual consumption requirements based on the Company's anticipated microcapsule needs. This arrangement ensures the Company's continuous access to such production capacity.

COMFORTEMP(R) Foams and Fabrics

         The Company currently relies on three sources of COMFORTEMP(R) foams and fabrics: one in the United States, one in Europe, and one in the Asia-Pacific region. The Company is developing sources for these products in other geographic locations with a high concentration of prospective licensed end-product manufacturers. Two such sources, one in Mexico and one in Europe are in the final stages of full certification for a COMFORTEMP(R) production license.

COMFORTEMP(R) Nonwovens

         Frisby and Freudenberg have entered into an exclusive agreement with regard to certain types of COMFORTEMP(R) nonwovens referred to in a patent application jointly owned by Freudenberg and the Company. Under the terms of the agreement, Freudenberg is the exclusive manufacturer for the Company of COMFORTEMP(R) nonwovens and has agreed to purchase all of its requirements for MPCMs from Frisby. Frisby has agreed not to produce this material itself (subject to Freudenberg achieving certain contract performance benchmarks).

Quality Assurance

         The Company monitors its products during each step of the manufacturing process for quality assurance purposes. Each PCM is tested to ensure that the quantity of heat the PCM can hold at different temperature levels adheres to the Company's product specifications. After encapsulation of core PCM, the shell wall is tested at 3M to ensure that the product is structurally sound. Frisby validates the thermal performance requirements of the MPCM. The foams, fabrics and nonwovens are also tested before shipment to customers. Until the vendor has met certain quality assurance requirements, the Company's quality assurance employees at its North Carolina facility perform all testing. For qualified vendors certified by Frisby, testing may be performed by third party representatives at the manufacturing site.

SALES AND MARKETING

         Currently, the Company's sales and marketing strategy is based on: (i) establishing and strengthening relationships with world class market leaders for new product applications; (ii) establishing COMFORTEMP(R) as the recognized brand for dynamic climate control products, similar to Gore-Tex(R) (for waterproofing) and Thinsulate(TM) (for thermal insulation) and (iii) expanding through strategic industry alliances, joint ventures and cross-licensing of complementary products.

Licensing

         The Company grants licenses to customers for (a) the use of its patents in the production of certain materials containing Thermasorb(R) MPCMs (a "production license"), and/or (b) the use of its trademarks in the production, marketing and sale of finished end-products (a "trademark license"). Typically, the Company grants production licenses to manufacturers of intermediate component materials such as foam and it grants trademark licenses to manufacturers of end-products such as footwear. The Company may grant both licenses to vertically integrated licensees who produce their own intermediate component materials during the production of the finished end-products.

Trademark License

         The Company seeks to enter into trademark license agreements with companies that have very strong brand names, excellent reputations for quality and performance and extensive and established sales and distribution networks. A typical trademark license: (i) defines the end-product in which to incorporate COMFORTEMP(R) materials; (ii) requires the licensee to purchase all of its requirements for COMFORTEMP(R) materials from the Company or appropriate licensed suppliers; (iii) grants to the licensee the right, which may or may not be exclusive, to use the Company's name and trademarks in conjunction with the end-products produced; (iv) requires the licensee to component-brand the Company's products by including the Company's trademarks in all their marketing materials, point of sale displays, and sales promotion efforts for end-use products incorporating the Company's products; and (v) establishes quality control systems to ensure each end-product meets the Company's performance and quality standards. The time required to become licensed to use the Company's trademarks ranges from 3 months to as much as a year.

         First introduced in 1997, the Company currently has over 120 worldwide licensees for its COMFORTEMP(R) trademark. The Company's sales of COMFORTEMP(R) branded component materials are fairly evenly distributed among the customers with the largest single customer accounting for approximately 17% of fiscal year 2001 sales.

Production License

         A typical production license: (i) defines the type of COMFORTEMP(R) material being licensed (e.g. foams and/or fabrics); (ii) provides a technical specification for the product; (iii) defines approved channels of distribution;
(iv) defines quality control requirements; and (v) specifies approved packaging and shipping methods. Before being granted a production license, a potential licensee must demonstrate the ability to meet the quality standards established by Frisby, which typically takes from 6 months to several years depending upon the complexity of the material being produced.

         The Company has three production license agreements with manufacturers of COMFORTEMP(R) foams and fabrics. Production licenses are also executed for nonwovens, leather, rubber and gels. Several other production licenses are pending materials qualification. The largest single production licensee customer accounts for approximately 36% of 2001 sales of Thermasorb(R) MPCMs.

Sales Activities

         The Company utilizes a combination of a direct sales force, sales agents and distributors. The direct sales force is account based and sells the entire range of the Company's products. In addition, a few select external sales agents with special skills and/or relationships with key target customers complement the direct sales force. The Company also has a distribution network nationally for its Steele(R) and Extreme Comfort(R) products. The distributors are required to purchase products from the Company and receive a discount from list price.

Marketing and Communications

         The goal of the Company's sales and marketing strategy is to make COMFORTEMP(R) the name consumers recognize as the material inside that keeps them from becoming too hot or too cold regardless of their particular activities or the particular environmental conditions. The strategy is centered on gaining a "billboard" position on the customer's final product via a hang tag, permanent label or a screen printed logo that communicates to consumers of clothing, shoes, accessories and sporting goods that the item they are purchasing is a quality product that contains temperature balancing material to deliver The Ultimate Degree of Comfort(TM).

         The Company uses a marketing strategy that seeks to maximize the effectiveness of its brand recognition program. Examples of some of the marketing concepts employed by the Company include:

      - Component branding strategies that incorporate creative point of purchase programs in cooperation with major customers;

      -   Customized co-operative advertising concepts;

      - Marketing programs aimed at creating `pull-through' of our customer's products at retail;

      -   Exclusive sponsorships such as the United States Ski Team; and

      - Personal endorsements from nationally recognized sports figures such as Brett Favre and Tiki Barber

         In addition to the coordinated efforts with licensees/customers, the Company uses a variety of communication tools in order to build brand name recognition of its Thermasorb(R) and COMFORTEMP(R) products and trademarks. These include the use of advertising in trade and consumer media, public relations professionals, direct mail, in-store displays and the Internet. The Company's Internet sites on the World Wide Web include www.frisby.com, www.comfortemp.com, www.thermasorb.com, www.steele.com and www.extremecomfort.com.

Integrated Comfort Solutions (ICS)

         Recently, the Company introduced what it believes is an industry first
- an entirely new marketing and merchandising concept called Integrated Comfort Solutions. ICS provides the licensee/customer with a full service design and marketing approach which ensures the proper use and optimal placement of COMFORTEMP (R) products within the article to maximize consumer benefit. To implement this concept, the Company has secured the services of leading materials specialists and product designers. For each targeted account, an ICS Team is established that consists of the outside design experts, the Company's thermal designers and development staff and the customer's designers and is managed by a dedicated account manager from the Company to facilitate the achievement of commercialization goals.

Schoeller Textil AG, Switzerland

         In 2000, the Company and Schoeller Textil, AG ("Schoeller') established Schoeller Frisby Technologies, GmbH ("SFT"), a majority-owned Swiss-based organization with sales and distribution rights to the Company's COMFORTEMP(R) foam and fabrics. These rights are exclusive throughout Europe and also within the US-based fashion industry. SFT also has non-exclusive sales and distribution rights within certain countries in Asia. It sells primarily through Schoeller's existing worldwide network of direct sales personnel and independent sales agencies. A four-member Board of Managers, consisting of two appointees each from Schoeller and the Company, manages SFT.

         SFT became operational effective January 1, 2000 and contributed approximately $3,200,000 in revenues in 2000 and approximately U.S. $2,300,000 in 2001. SFT has secured COMFORTEMP(R) sales to more than 70 licensees in 11 countries. Industrial customers include Rehband Anatomiska AB, a Swedish medical brace company, BSS Thermo Bettewaren AG, a Swiss bedding company, and Mehler Vario System GmbH, a German producer of bullet-proof vests. Consumer apparel and footwear customers include BMW, Polo Ralph Lauren, Prada, Fila, Puma, K2, Samsonite, Reusch, Andrew Marc, and other leading international brands. The Company believes that SFT has enabled it to achieve more coordinated and effective sales and marketing efforts and to strengthen its brand image, particularly in European markets.

COMPETITION

MPCMs

         The Company's Thermasorb(R) MPCMs compete with unencapsulated PCMs. Competition is generally confined to a small segment of the product markets served by the Company - particularly in the food transport and hot/cold therapy markets. Although unencapsulated PCMs are cheaper to produce than are Thermasorb(R) MPCMs, the Company believes that it can compete favorably with these products because unencapsulated PCMs are prone to leaking when the material converts from solid to liquid and require specially sealed bags, which limits the breadth of products into which they can be incorporated, whereas the PCM in COMFORTEMP(R) is contained within the Thermasorb(R) capsule.

Foams, Fabrics, and Nonwovens

         The Company's COMFORTEMP(R) foams, fabrics and nonwovens compete with the OUTLAST(R) brand of temperature regulating fibers, fabrics and foams produced by Outlast Technologies, Inc. of Boulder, Colorado and its licensees and with traditional insulation materials like Thinsulate(TM) thermal insulation from 3M, Thermolite(R) insulation from DuPont and Primaloft(R) synthetic down insulation from Albany International.

         The Company believes that its COMFORTEMP(R) fabrics and nonwovens, unlike traditional "passive" insulations, possess the ability to interact with changes in body temperature preventing unwanted spikes of excess heat or excess cold for the user, thereby creating a more temperature-balanced and comfortable end-product. Traditional insulations such as those listed above are "static" in nature, meaning they can only serve to retain heat.

         The Company also competes in the broadest sense with manufacturers of value-added, performance-enhancing materials used in the construction of finished consumer and industrial products. This includes materials that purport to provide the wearer with climate control or temperature regulation and other materials that claim some other attribute, for example water-proofness or stain resistance.

EMPLOYEES

         As of December 31, 2001, the Company employed 22 full-time and 2 part-time employees of whom 4 were management personnel, 8 were sales personnel, 3 were product development personnel, 5 were administrative personnel, and 4 were operations personnel.

MANAGEMENT

Directors and Executive Officers

         The directors, executive officers and other significant employees of the Company and their ages are as follows:

        Name              Age               Position
        ----              ---               --------
Gregory S. Frisby(1)       42       Chairman of the Board of Directors;
                                    Chief Executive Officer

Duncan R. Russell          52       Director;
                                    President and Chief Operating Officer

Jeffry D. Frisby(1)        46       Director

Pietro A. Motta            64       Director

Robert C. Grayson          57       Director

Robert E. Gregory          59       Director

Alexander Rosenzweig       53       Director


Douglas J. McCrosson       39       Vice President Business Development;
                                    Secretary

John L. Ruggiero           52       Chief Financial Officer;
                                    Treasurer

1) Gregory S. Frisby and Jeffry D. Frisby are brothers

         Gregory S. Frisby has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1989. From 1991 to 1997, Mr. Frisby was also the Chief Executive Officer of Frisby Aerospace. During this time, he has also served on various boards, advisory panels and task forces on technology, capital, growth and privatization issues at the regional, state and federal levels. He received his Bachelor of Science degree in Business Administration from Wake Forest University in 1981. Frisby has received numerous business and industry honors including the Entrepreneur of the Year Award in two States and has been named as one of Sports Trend magazines' 'ST25', a list of the most influential people in the sporting goods industry. The Company maintains "key man" insurance on the life of Mr. Frisby in the amount of $7,500,000.

         Duncan R. Russell became the President and Chief Operating Officer and a member of the Company's Board of Directors in June 2000. He had served as the Vice President of Sales and Marketing of the Company from December 1999 until June 2000 and as the Director of Global Brand Strategy since December 1998. Mr. Russell, who had been at 3M since 1973, helped lead a doubling of 3M's Thinsulate(TM) brand sales since 1991. Thinsulate(TM) is the world's number one recognized brand of thermal insulation for apparel, accessories and footwear. He served most recently as Marketing Operations and International Manager of the Insulation Products Division at 3M. He is also the holder of two U.S. and international patents for insulating products. He received his Bachelor of Science degree in Business Administration from Northeastern University in 1972 and MBA from Hofstra University in 1980. In addition, Mr. Russell was recently elected to the board of directors of the Outdoor Recreation Coalition of America (ORCA), the trade association for the $5.5 billion outdoor industry.

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

         Pietro A. Motta has served as a director of the Company since 1998. Since 1984, he has provided independent legal and financial advisory services for corporate transactions to private financial, industrial and real estate groups in his capacity as advisor of Pirelli, Falck, E-Biscom (Italy) and Bovis Land Lease (U.K.). He recently retired as a director of SMEF, the investment-banking unit of Compagnie Monegasque de Banque, and as an international advisor to HSBC Investment Banking of Hong Kong & Shanghai Bank. Mr. Motta received his Bachelors degree from Collegio San Carlo & Liceo Manzoni in 1956 and his Juris Doctor degree from Universita degli Studi di Milano in 1960.

         Robert C. Grayson has served as a director of the Company since 1998. Mr. Grayson is President of Robert C. Grayson & Associates, Inc. and Vice Chairman of Berglass-Grayson, consulting firms. From 1992 to 1996, Mr. Grayson served initially as an outside consultant to Tommy Hilfiger Corp., a wholesaler and retailer of men's sportswear and boys wear, and later accepted titles of Chairman of Tommy Hilfiger Retail, Inc. and Vice Chairman of Tommy Hilfiger Corp. From 1970 to 1992, Mr. Grayson served in various capacities for Limited Inc., including President and CEO of Lerner New York from 1985 to 1992, and President and CEO of Limited Stores from 1982 to 1985. Mr. Grayson currently serves on the boards of directors of Ann Taylor and Kenneth Cole

         Robert E. Gregory has served as a Director of the Company since December 2001. Mr. Gregory is a long-time textile industry veteran and has held top management positions at Spartan Mills, Vanity Fair (VF) Corp., and London Fog, Inc. Currently, he is a business partner for the Los Angeles-based Aurora Capital Group, a private equity group that invests primarily in medium-sized industrial companies.

         Alexander Rosenzweig has served as a Director of the Company since September 2001. Mr. Rosenzweig is presently vice president and chief legal officer of Pirelli North America, Inc. Mr. Rosenzweig brings to Frisby's board more than 22 years of industrial markets experience -- the last 18 years within Pirelli. At Pirelli, Mr. Rosenzweig is also a Member of Pirelli North America's Board. He received his Bachelor's Degree from City College of the City University of New York in 1971 and his Juris Doctor degree from Columbia University School of Law in 1974.

         Douglas J. McCrosson has been the Vice President - Business Development and Secretary of the Company since 1997. Mr. McCrosson became the Vice President of Technical Operations of the Company in 1997 and from 1992 through 1997, he was the Group Director responsible for all of the Company's thermal product development programs. He serves on the Board of Managers of Schoeller Frisby Technologies GmbH, and he is on the Board of Directors of LIFT, a not-for-profit organization engaged in providing technology-based companies with engineering and business development services. Mr. McCrosson received his Bachelor of Science degree in Mechanical Engineering from the State University of New York at Buffalo and his Masters of Science degree in Management from Polytechnic University.

         John L. Ruggiero has been the Chief Financial Officer and Treasurer of the Company since November 2000 and also serves as the Treasurer of Schoeller Frisby Technologies GmbH. He previously served as a senior financial executive for publicly traded and private companies in the direct marketing, publishing, distribution and manufacturing industries. From 1998 to 2000, Mr. Ruggiero was the vice president and chief financial officer for g. Neil Companies, a catalog marketer of human resource-related tools and materials. From 1996 until 1998, he was chief financial and administrative officer of McKenzie Sports Products Inc., a leading manufacturer and marketer of foam products for the sporting goods industry. His career also included 17 years at Grolier Inc., a global publisher and direct marketer of children's books, reference materials and interactive products, most recently as the vice president of finance and administration of its direct marketing group. He received his bachelor's degree in Public Accounting from Hofstra University in 1972 and is a Certified Public Accountant.

ADDITIONAL FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

The Company is experiencing losses and will require additional financing that it may not be able to obtain.

         For the years ended December 31, 2000 and 2001, the Company had net losses of $4,821,288 and $5,184,900, respectively. At December 31, 2001, the Company had working capital of approximately $1,284,659 and an accumulated deficit of $20,621,619. The Company sustained losses through fiscal 2001 and utilized cash resources principally to pay for the purchase of material, the acquisition of intellectual properties and selling, marketing and general administrative expenses.

         The Company cannot be sure that it will become profitable. The Company will need to secure additional funding to support its operating plan in fiscal 2002 and beyond. The Company has not yet obtained firm commitments for any future funding and has no assurance that it will be able to obtain additional capital in the future or that the terms of such funding, if available, will be satisfactory. Additional equity financing may result in substantial dilution to the Company's stockholders, including purchasers of the common stock offered hereby. If the Company is unable to obtain additional financing, its ability to continue its current operating plan would be uncertain and, in any event, the Company would be required to delay, scale back or eliminate its growth strategies, which would likely materially and adversely affect the Company's business and financial condition.

The Company cannot be sure that its intellectual property, on which it depends heavily, is adequately protected.

         The Company's business depends on the continued validity of the patents that the Company licenses and the effectiveness of its licenses to such patents. The Company has no assurance that any steps that it has taken to protect the Company's intellectual property will be adequate to prevent misappropriation, that any patents or copyrights issued to the Company or to its licensors will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide a competitive advantage. Claims alleging the invalidity of the Company's patents, even if unfounded, may have a material adverse effect on the commercialization of products or technologies based on such rights. The Company also relies on unpatented proprietary technology and cannot be sure that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. In addition, laws of certain countries in which the Company's products are, or may be developed, manufactured or sold, may not provide its products and intellectual property rights with the same degree of protection as the laws of the United States. Furthermore, the Company cannot be sure that others will not independently develop technologies similar or superior to the Company's technology and obtain patents, trademarks or copyrights thereon. In such event, the Company may not be able to license such technologies on reasonable terms, or at all. The Company has no assurance that third parties will not assert infringement claims in the future. Moreover, litigation may be necessary to enforce the Company's rights under licensed patents, copyrights and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation, regardless of the outcome, could result in substantial cost and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to patent protection, the Company seeks to protect its proprietary information through confidentiality and non-competition agreements with its employees, directors, licensee/customers, strategic partners, consultants, advisors and collaborators. The Company cannot be assured that such agreements will not be breached, that it will have adequate remedies for any such breach or that its proprietary information will not otherwise become known to, or be independently developed by, its competitors.

         The Company cannot be assured that its registered or unregistered trademarks do not infringe upon the rights of third parties or that third parties will not assert claims of infringement. The cost to defend such claims or the requirement to change any trademark (which would result in the loss of any goodwill associated with that trademark) could entail significant expense and have a material adverse effect on the Company's business, financial condition and results of operations.

The Company cannot be sure that its vendors will be able to meet its needs.

         As of the date of this report, the Company relies upon: three sources of foam -- one in the United States, one in Europe and one in the Asian-Pacific region; one strategic partner for nonwovens; and one principal supplier in the United States of PCMs required for the manufacture of Thermasorb(R) additives. If its foam or nonwoven suppliers are not able to meet its demands, or if the Company encounters an unanticipated interruption of supply of PCMs, the Company may not be able to satisfy scheduled customer orders, anticipated requests and other potential sales opportunities. If this were to occur, one or more of its customers may terminate their relationship with the Company and its revenues may suffer. In addition, a significant price increase in its core materials would have an adverse effect on the Company's cost of sales and, as a result, its results of operations.

         As of the date of this report, all of the Company's Thermasorb(R) additives are manufactured to specifications the Company provides to 3M, with which the Company has entered into an arrangement that provides firm, fixed pricing for all of its anticipated microcapsule production requirements. If, for any reason, 3M is unable or unwilling to continue to supply microencapsulated materials under the present arrangement and the Company is unable to establish an alternate source or sources of supply under similar terms, then the Company could experience cost increases, a deterioration of services from its suppliers, or interruptions, delays or a reduction in supply that may cause the Company to fail to meet delivery schedules to its licensees/customers. If this were to occur one or more of its licensees/customers may terminate their relationship with the Company and the Company's revenues may suffer.

The Company may not achieve the broad market acceptance necessary to execute its growth strategy.

         The Company's strategy is to achieve and capitalize upon brand recognition of its thermal management technologies in high visibility markets. This strategy assumes that its licensee/customers will regard the use of its thermal management technologies in their products as providing enhanced value. Additionally, the Company's strategy is based upon certain assumptions regarding:

         - consumer/customer demand for, and acceptance of, the Company's products;

         - the price at which the Company believes it will be able to sell its products;

         - the timing of introductions of products featuring its thermal products;

         - the size of the thermal management products market (for consumer products and industrial products);

         -        its anticipated share of these markets; and

         - the time factors involved in concluding satisfactory license agreements with licensee/customers.

         To date, the Company's products have been sold primarily in the consumer marketplace. The Company has no assurance that it will be able to increase market acceptance for its products in the consumer marketplace or that it will be able to achieve or maintain market acceptance in the industrial marketplace. The Company's targeted strategic partner base may not change the established thermal management technologies incorporated in their products and may not make the necessary investment to purchase the Company's products.

If the Company is unable to retain its key personnel, its ability to execute its business strategies may be adversely affected.

         The Company's success will continue to depend on the continued services of its executive officers and a limited number of other senior management and technical personnel. Only Gregory S. Frisby, its Chairman and Chief Executive Officer, is under an employment agreement with the Company. If the Company were to lose the services of any of these individuals, it may not be able to secure a suitable replacement in a timely manner, or at all. In any event, the Company would be forced to divert substantial financial resources and management attention to attempting to identify, attract and recruit a replacement, all of which may delay or otherwise adversely impact its ability to execute its business strategies.

The Company could face product liability exposure.

         The development, testing, manufacturing, marketing and sale of its products involve risks of allegations of product liability. While no product liability claims have been made against the Company to date, if such claims were made and adverse judgments obtained, whether directly against the Company or against one of its strategic partners in connection with an end-use product incorporating its products, such claims could have a material adverse effect on the Company's business, financial condition and results of operations. The Company presently maintains product liability insurance in the amount of $1,000,000 per claim with an annual aggregate limit of $2,000,000 and umbrella product liability insurance coverage in the amount of $9,000,000 per claim with an annual aggregate limit of $9,000,000. The Company has no assurance that such coverage is, or any new coverage will be, adequate or will continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition. The Company may seek to increase its insurance coverage in the future, although it has no assurance that such increased coverage will be available from insurers or, if available, at acceptable terms.

Terrorist attacks and threats or actual war create uncertainty.

         Terrorist attacks in the United States on September 11, 2001, as well as subsequent events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual war or conflicts involving the United States or its allies or military or trade disruptions impacting its suppliers may adversely impact its business, among other things, causing delays or losses in its required supply or decreased sales of products into which its materials are incorporated or its end products. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or lengthen economic recession in the U.S. or abroad. Any of these occurrences may have a significant impact on the Company's business, financial condition and results of operations and may result in the volatility of the market price for its common stock and on the future price of its common stock.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company leases its principal headquarters in the Frisby Technologies Center, a 20,000 square foot facility located on 8 acres at 3195 Centre Park Boulevard, Winston-Salem, North Carolina. This facility is used as corporate headquarters, sales and marketing offices, a technology development and test center and a warehouse. The lease includes a 12-year lease term and annual rent payments ranging from $147,000 to $202,000

         The Company's Steele and Extreme Comfort business units lease 2,000 square feet in Kingston, Washington and Eugene, Oregon, respectively.

         The Company believes that its facilities have been maintained, are in sound operating condition and contain all equipment necessary to operate at its current levels.

ITEM 3. LEGAL PROCEEDINGS.

         On September 25, 2001, Outlast Technologies, Inc. filed a lawsuit against the Company in United States District Court, District of Colorado, alleging that Frisby's COMFORTEMP(R) nonwovens infringe at least one claim of a patent exclusively licensed to Outlast, US Patent 5,366,801. In its answer to the lawsuit, in addition to denying infringement, Frisby has counterclaimed against Outlast for tortious interference with existing and prospective business relations and/or contracts and also for trade libel. In mid-December 2001, Outlast filed a Motion for a Preliminary Injunction requesting the Court to enjoin Frisby from marketing COMFORTEMP(R) nonwovens prior to trial. In January 2002, the Company filed a Motion for Partial Summary Judgment of Non-Infringement in which it requested that the Court rule that non-infringement is established as a matter of law, as well as a brief opposing Outlast's motion for a preliminary injunction. The Company is confident that its COMFORTEMP(R) nonwovens do not infringe any claim of the referenced patent and expects that the Court may make a ruling during the second quarter of 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's securities are traded on the NASDAQ SmallCap Market under the symbol "FRIZ." The outstanding shares of Common Stock are currently held by approximately 1,550 shareholders of record. The transfer agent and registrar is American Stock Transfer & Trust Company.

         The following table sets forth the high and low bid prices for the Common Stock, obtained from NASDAQ Online, IDC, for the periods indicated:


                                                                 HIGH           LOW
2001
Fourth Quarter........................................           $3.11         $1.38
Third Quarter.........................................           $4.00         $1.56
Second Quarter ......................................            $4.26         $2.13
First Quarter.........................................           $3.88         $2.66

2000
Fourth Quarter........................................           $4.63         $2.63
Third Quarter.........................................           $4.75         $2.91
Second Quarter........................................           $7.63         $4.00
First Quarter.........................................           $9.50         $4.00

         The Company has never paid dividends on its common stock and, under the terms of its current credit facilities, is restricted from paying cash dividends without the consent of its two lenders. The Company does not expect to pay dividends in the foreseeable future.

         (b) On September 18-19, 2001 and October 19, 2001 the Company executed a total of four $75,000 unsecured promissory notes evidencing loans made to the Company by Gregory S. Frisby, the Company's Chairman and Chief Executive Officer, and Jeffry D. Frisby, a director of the Company, the proceeds of which were used for general working capital purposes. On October 25, 2001, the Company executed an unsecured promissory note evidencing a $250,000 loan made to the Company by a stockholder, the proceeds of which were also used for general working capital purposes. All of the notes were issued in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, based on the sophistication of, and representations received from, the noteholders. The September 18-19, 2001 and October 19, 2001 notes bore interest at the prime rate plus 75 basis points and were repaid during the fourth quarter of 2001, and the October 25, 2001 note bore interest at 8% and was repaid on January 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         CERTAIN STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING IN NATURE AND RELATE TO THE COMPANY'S PLANS, OBJECTIVES, ESTIMATES AND GOALS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "PROJECTS," "FORECASTS," "BELIEVES," AND "ESTIMATES," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS, IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ARE INHERENTLY UNCERTAIN, ARE SUBJECT TO RISKS AND UNCERTAINTIES AND SHOULD BE VIEWED WITH CAUTION. ACTUAL RESULTS AND EXPERIENCE MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER "BUSINESS -- ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS" HEREIN AND UNDER "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 24, 2002 AND, IN ADDITION, THE LEVEL OF ACCEPTANCE OF THE COMPANY'S THERMAL MANAGEMENT PRODUCTS BY CONSUMERS AND INDUSTRIAL PARTNERS BOTH DOMESTICALLY AND INTERNATIONALLY AND THE COMPANY'S ABILITY TO IDENTIFY, DEVELOP AND MARKET NEW PRODUCTS, TO DEVELOP, MAINTAIN OR EXPAND RELATIONSHIPS WITH CAPABLE SUPPLIERS, TO PROTECT ITS INTELLECTUAL PROPERTY ADEQUATELY AND TO SECURE CAPITAL AS AND WHEN NEEDED. THE COMPANY MAKES NO COMMITMENT TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO DISCLOSE ANY FACTS, EVENTS, OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY AFFECT THE ACCURACY OF ANY FORWARD-LOOKING STATEMENT.

GENERAL

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

         The following discussion should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 2001 and 2000, appearing elsewhere in this Form 10-KSB.

         The following tables set forth certain operating and balance sheet data in dollars for the years indicated:

OPERATING DATA:


                                                            2001                     2000
                                                         -----------             ------------

Net revenues                                             $ 8,181,000             $ 10,198,000
Costs of sales                                             6,089,000                7,630,000
                                                         -----------             ------------
Gross profit                                               2,092,000                2,568,000
Sales and marketing expense                                3,293,000                4,183,000
General and administrative expense                         2,877,000                3,163,000
                                                         -----------             ------------
Loss from operations                                      (4,078,000)              (4,778,000)
Interest income (expense)                                 (1,183,000)                (136,000)
Minority interest income (expense)                            76,000                   93,000
                                                         -----------             ------------
Loss before income taxes                                  (5,185,000)              (4,821,000)
Provision for income taxes                                        --                       --
                                                         -----------             ------------
Net loss                                                 $(5,185,000)            $ (4,821,000)
                                                         ===========             ============
Net loss per common share - basic and diluted            $     (0.71)            $      (0.77)
                                                         ===========             ============

BALANCE SHEET DATA:

                                      DECEMBER 31,          DECEMBER 31,
                                        2001                   2000
                                      ----------            ----------
Working capital                       $1,285,000            $2,003,000
Total assets                          $6,114,000            $7,637,000
Long-term liabilities                 $  306,000            $  341,000
Total liabilities                     $2,940,000            $3,496,000
Total shareholders' equity            $3,195,000            $4,086,000

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales returns and allowances, uncollectible accounts, inventories, intangible assets, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

         Revenues from sales of products are recognized when title passes based upon the terms of the sale, which are generally upon shipment. Royalty revenues, which are currently immaterial, are recorded when the Company's strategic partners report sales of products containing Thermasorb(R) and COMFORTEMP(R) to their customers. Substantially all of the Company's product is shipped either freight collect or on common carriers designated by and directly paid by the Company's customers. Due to the immateriality of shipping and handling expenses billed to customers, the Company records these amounts as an offset to shipping and handling costs in costs of sales.

Sales Returns and Allowances

         The Company maintains reserves for anticipated sales returns and allowances determined based on historical returns experience. If the actual returns experience of the Company is greater than historical returns experience, additional allowances may be required.

Uncollectible Accounts Receivable

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are established based on an analysis of the Company's accounts receivable aging. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

         The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon current market trends related to the salability of products or product lines and the Company's current and future marketing plans. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Intangible Assets

         In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company was required to and did adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("Statement 142") in the third quarter of 2001, except with respect to the provisions of Statement 142 relating to goodwill and intangibles acquired prior to July 1, 2001, which will be adopted in the first quarter of 2002. The Company will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill and other intangible assets.

Contingencies

         The Company is subject to proceedings, lawsuits and other claims related to its intellectual property and other matters and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000

            Revenues. The Company generates revenue primarily from two sources:
(i) sales of its Thermasorb(R) and COMFORTEMP(R) products for use as component products in its licensees'/customers' finished products and (ii) the direct sale of selective end-use products. Total revenues for the year ended December 31, 2001 decreased by $2,017,000, or 19.8%, to $8,181,000 from $10,198,000 for the year ended December 31, 2000. Revenue generated by source was as follows:

                                    DECEMBER 31,          DECEMBER 31,            INCREASE
                                       2001                  2000                (DECREASE)
                                     ----------            -----------            -----------

Component Products                   $5,495,000            $ 7,586,000            $(2,091,000)
End-Use Products                      2,596,000              2,212,000                384,000
Other                                    90,000                400,000               (310,000)
                                     ----------            -----------            -----------
            Total Revenue            $8,181,000            $10,198,000            $(2,017,000)
                                     ==========            ===========            ===========

         The Company believes that the reduction in component product sales can be attributed to several factors including (i) the global downturn in the consumer apparel, outdoor footwear and sporting goods market segments that reduced demand for the Company's COMFORTEMP(R) materials and (ii) commensurately lower demand for the Company's thermal additive materials purchased by its licensed manufacturers that produce COMFORTEMP(R) materials. Additionally, the Company believes that unseasonably warm weather during the 2000/2001 winter season adversely affected the sell through at retail of manufacturer brands containing Schoeller- Comfortemp materials, which are sold by the Company's majority-owned affiliate Schoeller Frisby Technologies, GmbH ("SFT"). Carryover inventory levels were, therefore, unusually high, resulting in a marked decrease in apparel manufacturer demand. The Company believes that this contributed to a reduction in demand for SFT products and lower than anticipated new order activity for the 2001/2002 winter season. SFT sales for the year ended December 31, 2001 were approximately $864,000 lower than the prior year.

         The increase in end-use product sales compared to the prior year is the result of increased unit sales by the Company's Steele Vest and Extreme Comfort operating units. Extreme Comfort sales increased $185,000 compared to prior year levels, with the majority of this increase coming from the introduction of new apparel line products and increased sales of the Roo(TM) hand warmer. The Steele Vest division's sales were $179,000 higher than 2000 levels, with the majority of this increase being attributable to export sales of its SteeleVest(R) brand cooling vests of approximately $118,000 and increases in military sales of approximately $44,000.

         The significant reduction in other revenues resulted primarily from an agreement between the Company and Outlast Technologies, Inc. ("Outlast") terminating royalty streams between the two companies in May 2001, resulting in a decrease in royalty income of approximately $240,000 compared to 2000 and a corresponding decrease in royalty expense (recorded in Cost of Sales) of approximately $373,000 compared to 2000.

         The Company's sales are to customers worldwide, approximately as follows for the years ended December 31, 2001 and 2000:

                                  2001           2000
                                  ----           ----
North America                      50%            36%
South/Central America              1%             5%
Europe                             34%            41%
Asia-Pacific                       15%            18%

         The percentage increase in domestic revenue was mostly attributable to the sales increases at Extreme Comfort and Steele Vest previously discussed coupled with an increase in SFT sales in the U.S. of approximately $150,000. The percentage decrease in international revenues was due to the shortfall in Europe experienced by SFT explained above, partly offset by increased export sales of cooling vests by the Company's Steele Vest division.

         Cost of sales. The Company's cost of sales consists primarily of: (i) direct and indirect costs incurred in connection with component product and end-use product sales; (ii) royalty payments required to be made in accordance with license agreements and (iii) the amortization expense related to fees paid by the Company in September 1998 to reduce its royalty payment obligations under a technology license.

         Total cost of sales for the year ended December 31, 2001 decreased by $1,541,000 to $6,089,000 from $7,630,000 for the year ended December 31, 2000.
The components of cost of sales are as follows:


                                          DECEMBER 31,          DECEMBER 31,             INCREASE
                                             2001                  2000                 (DECREASE)
                                          ----------            -----------             -----------

Component & End-Use Products              $5,932,000            $ 7,251,000             $(1,319,000)
Royalties & Other                             86,000                477,000                (391,000)
Amortization                                  71,000                (98,000)                169,000
                                          ----------            -----------             -----------
           Total Cost of Sales            $6,089,000            $ 7,630,000             $(1,541,000)
                                          ==========            ===========             ===========

         The $1,319,000 decrease in component and end-use product cost of sales can be attributed to the lower sales levels discussed above, partially offset by the unfavorable impact of minimum materials purchase penalties, which totaled approximately $295,000 for the year ended December 31, 2001 compared to $97,000 for the prior year. Additionally, to reflect the Company's development of a variety of new host materials in addition to foam, an inventory valuation adjustment of approximately $270,000 was recorded in 2000.

         The $391,000 reduction in royalty and other costs was caused primarily by the termination of the royalty stream payable by the Company to Outlast as described above, resulting in a decrease in royalty expense of approximately $373,000 compared to the prior year.

         The increase in amortization expense of $169,000 compared to the year ended December 31, 2000 is the result of a one-time adjustment during 2000 of $168,000 relating to the elimination of a put agreement that the Company had entered into with the inventor of certain of its technology.

         Sales and marketing expense. Sales and marketing expenses for the year ended December 31, 2001 decreased by $890,000 to $3,293,000 from $4,183,000 for the year ended December 31, 2000. Approximately $317,000 of this reduction is attributable to continued savings from personnel realignments in the third quarter of 2000 combined with cost savings resulting from modifications to the Company's employee benefit programs. Approximately $436,000 of the expense reduction was the result of more cost-effective methods of advertising and promotion, particularly in the area of trade promotions/exhibitions and promotional supplies. Nearly $133,000 of the decrease in expenses was due to reduced spending on sampling and related market development.

         General and administrative expense. General and administrative expenses for the year ended December 31, 2001 decreased by $286,000 to $2,877,000 from $3,163,000 for the year ended December 31, 2000. The decrease reflects a reduction in provisions for doubtful accounts of $230,000 resulting from more stringent credit-granting policies adopted during 2001. In addition, general and administrative expenses for the year ended December 31, 2000 included a one-time charge of $55,000 related to the move of the Company's corporate headquarters, an expense that was not duplicated in 2001. The Company does not anticipate general and administrative expenses to increase significantly in the near-term under the current business model.

          Loss from Operations. Despite the 19.8% decrease in sales discussed above, the operating loss for the year ended December 31, 2001 decreased $700,000, or 14.7%, to $(4,078,000) from $(4,778,000) for the year ended
December 31, 2000, with reduced operating expenses totaling $1,176,000 being partially offset by lower gross profit resulting from reduced sales levels.

         Interest income. Interest income for the year ended December 31, 2001 was $28,000 compared to $48,000 for the year ended December 31, 2000, reflecting lower average cash balances during 2001 compared to 2000 and lower overall interest rates.

         Interest expense. Interest expense for the year ended December 31, 2001 was $1,204,000 compared to $184,000 for the year ended December 31, 2000. The majority of this increase can be attributed to the $1,087,000 debt discount associated with the Company's convertible term loan from MUSI Investments, S.A. (which is described in detail in Note 6 to the consolidated financial statements), partially offset by lower interest rates than the Company had under its prior bank facility and lower outstanding balances compared to the prior year.

           Minority interest income. Minority interest represents the 49% interest of Schoeller Textil AG, the Company's joint venture partner, in the net income or loss of SFT. The Company recorded minority interest income of $76,000 and $93,000 for the years ended December 31, 2001 and 2000, respectively.

         Net loss. As a result of the foregoing, the net loss for the year ended December 31, 2001 increased to $5,185,000 from $4,821,000 for the year ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         From its inception through December 31, 2001 the Company has incurred cumulative losses of approximately $20,622,000. The Company has financed its operations to date through research and development contracts relating to United States government programs, bank borrowings and the issuance of common and convertible preferred stock.

         At December 31, 2001 the Company had working capital of $1,285,000, including cash of $374,000, accounts receivable of $1,697,000, inventory of $1,698,000 and prepaid expenses of $150,000, offset by accounts payable of $1,240,000, unsecured debt of $250,000 and accrued expenses and other current liabilities of $1,144,000. At December 31, 2001, the Company had no material commitments for capital expenditures.

         Cash used by operating activities was $2,231,000 and $5,510,000, respectively, for the years ended December 31, 2001 and 2000. The principal factor contributing to the cash used by operating activities for the year ended December 31, 2001 was the net loss for the period, significantly offset by non-cash expenses including $1,087,000 of debt discount amortization, reductions in accounts receivable and inventory levels and increases in accounts payable and other accrued liabilities. The principal factor contributing to the cash used by operating activities for the year ended December 31, 2000 was the net loss for the period.

         Cash used in investing activities was $82,000 for the year ended December 31, 2001. The principal investing activity for 2001 was the purchase of property and equipment and intangible assets. Cash used in investing activities was $156,000 for the year ended December 31, 2000, principally resulting from the purchase of office and thermal testing equipment for the Company's new headquarters and expenditures related to patent development and other intangible assets, partially offset by the elimination of the put agreement discussed above.

         Cash provided by financing activities was $1,663,000 and $5,518,000, respectively, for the years ended December 31, 2001 and 2000. The principal financing activities for both years were (a) net proceeds from bank and other borrowings, totaling $297,000 during 2001 and $903,000 during 2000 and (b) net proceeds from private placements of units consisting of one share of Common Stock and a warrant to purchase one share of Common Stock (described in Note 8 to the consolidated financial statements) of $1,332,000 for the year ended December 31, 2001 and $4,416,000 for the year ended December 31, 2000. The Company believes that poor market conditions, coupled with continued operating losses, contributed to the Company's inability to raise additional equity capital during 2001.

         In February 2000, the Company entered into a $2,000,000 line of credit with Bank of America N.A. for working capital purposes. In January 2001, the Company extended the maturity date of the line of credit until June 30, 2001, subject to a revised borrowing limit of $1,500,000 and a reduction in the applicable rate of interest to the bank's prime rate plus 25 basis points. In connection with the extension of the maturity date, MUSI Investments S.A. ("MUSI"), a stockholder of the Company, issued an irrevocable stand-by letter of credit in the principal amount of $1,500,000 naming Bank of America N.A. as the beneficiary. On May 14, 2001, the Company executed a $1,500,000 term loan agreement with MUSI, the proceeds of which were used to repay the Bank of America credit facility in full. The term loan provided that, at any time on or prior to the maturity date of January 2, 2002, MUSI had the right to convert the outstanding principal balance and any accrued and unpaid interest due under the loan, or a portion thereof, into shares of common stock or units, in either case at prescribed prices; provided that, except in the event of certain organic changes or distributions in securities to stockholders of the Company while the MUSI loan was outstanding, the MUSI loan could not be converted into more than 1,417,959 shares of common stock in the aggregate (19.9% of the Company's common stock on the date the term loan was made and the corresponding convertible note was issued). In connection with MUSI's term loan and the payoff of the Bank of America credit facility, the letter of credit, and the Company's obligations with respect to the letter of credit, were extinguished. On November 19, 2001, the conversion price for the MUSI loan was fixed at $1.10 and MUSI converted all of the principal and accrued interest on its term loan to the Company into 1,400,123 shares of common stock, thereby concluding its lending relationship with the Company.

         On September 18-19, 2001 and October 19, 2001 the Company executed a total of four $75,000 unsecured promissory notes evidencing loans made to the Company by Gregory S. Frisby, the Company's Chairman and Chief Executive Officer, and Jeffry D. Frisby, a director of the Company, the proceeds of which were used for general working capital purposes. On October 25, 2001, the Company executed an unsecured promissory note evidencing a $250,000 loan made to the Company by Southern Spear, Inc., a stockholder, the proceeds of which were also used for general working capital purposes. All of these notes were payable on the earlier of 60 days from the date of the note or 5 business days after receipt by the Company of payment of certain outstanding accounts receivable. The September 18-19, 2001 and October 19, 2001 notes bore interest at the prime rate plus 75 basis points and were repaid in full during the fourth quarter of 2001, and the October 25 note bore interest at 8% and was repaid in full on January 31, 2002.

         On January 9, 2002 the Company entered into separate three-year revolving credit facilities totaling $1,250,000 with two lenders, DAMAD Holding AG ("DAMAD") and Bluwat AG, both of Switzerland. DAMAD is the parent company of Southern Spear Inc., an existing stockholder of the Company. Both credit facilities provide interest at the prime rate plus 75 basis points, payable quarterly, and are secured by substantially all of the Company's assets. In addition, the lenders received five-year warrants to purchase an aggregate of 868,055 shares of the Company's common stock at an exercise price of $1.44 per share. In connection with the credit facility, DAMAD became entitled to designate one nominee to the Company's Board of Directors.

         The Company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes. Through December 31, 2001 the Company has generated net operating loss carryforwards in excess of $18,275,000 that may be available to reduce future available taxable income and future tax liabilities. These carryforwards expire in years through 2021. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the Company's initial public offering, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

         Based on the Company's current operating plan, the Company projects that the cash available as a result of the financing activity mentioned above, cash flow from operations and the available line of credit will be sufficient to satisfy its operational and capital requirements through April 2002. Accordingly, the Company is actively seeking additional capital. In the event that available cash, cash flow from operations and available line of credit prove insufficient to fund operations through April 2002, whether due to unanticipated delays, problems, expenses or otherwise, or in the event that the Company's progress in marketing its product line or gaining acceptance of its thermal management technology and its other products and services among the business community is slower than currently anticipated, or in the event that the Company identifies strategic acquisition or licensing opportunities, the Company's need for additional capital would be accelerated. Currently, the Company is in discussion with two significant stockholders regarding providing the Company with additional capital in the form of debt or equity. However, as yet the Company has no firm commitments for any future funding and may not be able to obtain additional capital in the future on satisfactory terms, or at all. If the Company is unable to obtain additional financing, its ability to continue its current operating plan after April 2002 would be uncertain and, in any event, it would be required to delay, scale back or eliminate its growth strategies which would likely have a material adverse effect on its business and financial condition.

Contractual Obligations and Commercial Commitments

         The following table summarizes the Company's contractual cash obligations as of December 31, 2001:

CONTRACTUAL OBLIGATIONS                                         PAYMENTS DUE BY PERIOD
                                                    Less than 1             1-3               4 - 5             After 5
                                  Total                year                years              years              years
                                ----------          ----------          ----------          ----------          --------
Unsecured Debt                  $  250,000          $  250,000          $       --          $       --          $     --
Operating Leases                 1,920,000             185,000             376,000             374,000           985,000
                                ----------          ----------          ----------          ----------          --------
Total Contractual Cash
Obligations                     $2,170,000          $  435,000          $  376,000          $  374,000          $985,000
                                ==========          ==========          ==========          ==========          ========


         The following table summarizes commercial commitments of the Company that could potentially require performance by the Company in the event of demands by third parties or contingent events.

                                                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                     TOTAL AMOUNTS       LESS THAN 1          1 - 3            4 - 5           OVER 5
OTHER COMMERCIAL COMMITMENTS          COMMITTED            YEAR              YEARS             YEARS           YEARS
                                      ----------          --------          --------          -------          ------
Other Commercial Commitments          $1,173,333          $453,333          $720,000          $    --          $   --
                                      ----------          --------          --------          -------          ------
Total Commercial Commitments          $1,173,333          $453,333          $720,000          $    --          $   --
                                      ==========          ========          ========          =======          ======

Off-Balance Sheet Arrangements

         The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Certain Trading Activities Accounted for at Fair Value

         The Company does not engage in any commodity or derivative trading activities.


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

ITEM 7. FINANCIAL STATEMENTS.

                           FRISBY TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors.....................................................................    F-2

Consolidated Balance Sheet as of December 31, 2001.................................................    F-3

Consolidated Statements of Operations for the Years Ended December 31,
   2001 and 2000...................................................................................    F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
   Ended December 31, 2001 and 2000................................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2001 and 2000 ..................................................................................    F-6

Notes to Consolidated Financial Statements.........................................................    F-7

REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Frisby Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Frisby Technologies, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frisby Technologies, Inc. as of December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Frisby Technologies, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $20,621,619 at December 31, 2001. The Company does not have sufficient liquidity to meet its obligations and sustain its planned operations for the year ending December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                            /s/  ERNST & YOUNG LLP


Greensboro, North Carolina
February 9, 2002

                            FRISBY TECHNOLOGIES, INC.
                            CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001



ASSETS
Current assets:
Cash and cash equivalents                                                          $    374,214
Accounts receivable, less allowances                                                  1,696,904
Inventory                                                                             1,697,594
Prepaid expenses and other current assets                                               149,622
                                                                                   ------------
            Total current assets                                                      3,918,334
Property and equipment, net                                                             520,313
Intangible assets, net                                                                1,383,687
Other assets                                                                            291,557
                                                                                   ------------
             TOTAL ASSETS                                                          $  6,113,891
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                   $  1,239,708
Notes payable                                                                           250,000
Line of credit                                                                               --
Accrued expenses and other current liabilities                                        1,053,735
License fees payable                                                                     90,232
                                                                                   ------------
            Total current liabilities                                                 2,633,675
Other liabilities                                                                       306,056

Minority interest                                                                       (20,861)

Commitments and contingencies                                                                --

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                                                       --
Common stock, $.001 par value; 30,000,000 shares authorized;
      8,771,656 and 6,972,158 shares issued and outstanding, respectively                 8,772
Additional paid-in capital                                                           23,532,941
Common stock warrants outstanding                                                       303,800
Unearned stock compensation                                                             (28,873)
Accumulated deficit                                                                 (20,621,619)
                                                                                   ------------
      Total stockholders' equity                                                      3,195,021
                                                                                   ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  6,113,891
                                                                                   ============

                             See accompanying notes.

                            FRISBY TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Year ended
                                                                  December 31
                                                       ----------------------------------
                                                           2001                   2000
                                                       -----------           ------------

Net revenues                                           $ 8,180,721           $ 10,198,466

Cost of sales                                            6,088,627              7,629,963
                                                       -----------           ------------

Gross profit                                             2,092,094              2,568,503

Operating expenses:
    Sales and marketing                                  3,293,416              4,182,580
    General and administrative                           2,876,640              3,163,636
                                                       -----------           ------------
                                                         6,170,056              7,346,216
                                                       -----------           ------------

Loss from operations                                    (4,077,962)            (4,777,713)

Interest income                                             28,145                 47,768
Interest expense                                        (1,204,248)              (183,886)
Other expenses                                              (6,477)                    --
Minority interest                                           75,642                 92,543
                                                       -----------           ------------

Loss before provision for income taxes                  (5,184,900)            (4,821,288)
Provision for income taxes                                      --                     --
                                                       -----------           ------------

Net loss                                               $(5,184,900)          $ (4,821,288)
                                                       ===========           ============

Net loss per common share - basic and diluted          $     (0.71)          $      (0.77)
                                                       ===========           ============

Shares used in the calculation of basic and
  diluted net loss per common share                      7,337,740              6,245,039
                                                       ===========           ============

                             See accompanying notes.

                            FRISBY TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                             Common
                                     Common Stock          Additional         Stock       Unearned
                                  --------------------       Paid-in         Warrants       Stock      Accumulated
                                    Shares      Amount       Capital       Outstanding   Compensation      Deficit         Total
                                  ---------     ------     ------------    -----------   ------------  -------------    -----------
Balance at December 31, 1999      5,748,113     $5,748     $ 14,888,201      $     --     $      --    $(10,615,431)   $ 4,278,518

Net Loss                                 --         --               --            --            --      (4,821,288)    (4,821,288)

Issuance of Common Stock
 and Common Stock Warrants
 in Private Placement, net of
 related costs and expenses       1,175,000      1,175        4,415,227            --            --              --      4,416,402

Issuance of Common Stock
Options
and Warrants for services                --         --          (56,980)      205,000      (148,020)             --             --

Amortization of unearned
 stock compensation                      --         --               --            --        13,642              --         13,642

Exercise of Stock Options            42,125         42          170,529            --            --              --        170,571

Issuance of Common Stock -
 Employee Stock Purchase Plan         6,920          7           27,936            --            --              --         27,943
                                  ---------     ------     ------------      --------     ---------    ------------    -----------

Balance at December 31, 2000      6,972,158      6,972       19,444,913       205,000      (134,378)    (15,436,719)     4,085,788

Net Loss                                 --         --               --            --            --      (5,184,900)    (5,184,900)

Issuance of Common Stock
 and Common Stock Warrants
 in Private Placement, net of
 related costs and expenses         362,500        363        1,331,379            --            --              --      1,331,742

Issuance of Common Stock and
 Warrants for services               24,872         25           96,601        98,800            --              --        195,426

Issuance of Common Stock upon
 convertible debt exercise        1,363,636      1,364        1,498,636            --            --              --      1,500,000

Issuance of Common Stock as
 payment of interest on debt         36,487         36           40,099            --            --              --         40,135

Beneficial conversion
feature on convertible debt              --         --        1,086,818            --            --              --      1,086,818

Amortization of unearned
 stock compensation                      --         --               --            --       105,505              --        105,505

Exercise of Stock Options             4,800          5           15,298            --            --              --         15,303

Issuance of Common Stock -
 Employee Stock Purchase Plan         7,203          7           19,197            --            --              --         19,204
                                  ---------     ------     ------------      --------     ---------    ------------    -----------

Balance at December 31, 2001      8,771,656     $8,772     $ 23,532,941      $303,800     $ (28,873)   $(20,621,619)   $ 3,195,021
                                  =========     ======     ============      ========     =========    ============    ===========


                             See accompanying notes

                            FRISBY TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended
                                                                            December 31
                                                                    ----------------------------
                                                                        2001             2000
                                                                    -----------      -----------
Operating activities:
Net loss                                                            $(5,184,900)     $(4,821,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                           446,345          253,482
Non cash consulting and other expenses                                  341,066           14,752
Amortization of debt discount                                         1,086,818               --
Provision for doubtful accounts and returns                             (34,732)         375,831
    Changes in assets and liabilities:
Accounts receivable                                                     180,952         (369,519)
Inventories                                                             448,853       (1,049,398)
Other current assets                                                     (5,483)         415,681
Other non-current assets                                                (81,421)        (134,043)
Accounts payable                                                        435,637         (818,209)
Accrued expenses and other liabilities                                  218,710          732,607
License fees payable                                                    (82,817)        (109,516)
                                                                    -----------      -----------
Net cash used in operating activities                                (2,230,972)      (5,509,620)
                                                                    ===========      ===========

Investing activities:
Purchases of property and equipment                                     (37,166)        (155,359)
Elimination of put agreement                                                 --           47,551
Purchase of intangible assets                                           (45,064)         (47,919)
                                                                    -----------      -----------
Net cash used in investing activities                                   (82,230)        (155,727)
                                                                    ===========      ===========

Financing activities:
Net proceeds from (payments against) line of credit                  (1,453,469)         903,488
Net proceeds from unsecured loans                                       250,000               --
Net proceeds from convertible debt                                    1,500,000               --
Proceeds from exercise of stock options                                  15,303          170,571
Proceeds from employee stock purchases                                   19,204           27,943
Proceeds from private placement - net                                 1,331,742        4,416,402
                                                                    -----------      -----------
Net cash provided by financing activities                             1,662,780        5,518,404
                                                                    ===========      ===========

Net increase (decrease) in cash and cash equivalents                   (650,422)        (146,943)
Cash and cash equivalents - beginning of period                       1,024,636        1,171,579
                                                                    -----------      -----------
Cash and cash equivalents - end of period                           $   374,214      $ 1,024,636
                                                                    ===========      ===========

                             See accompanying notes

                            FRISBY TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.  Description of Business

Founded in 1989, Frisby Technologies, Inc. and its subsidiary (the "Company") is engaged in the development and commercialization of branded thermal management products for use in a broad range of consumer and industrial products. The Company's Thermasorb(R) and COMFORTEMP(R) products utilize licensed patents and the Company's proprietary microencapsulated phase change material ("MicroPCM") technology to enhance thermal characteristics (i.e., insulation, cooling or temperature control properties) in a variety of consumer and industrial products.

Since its inception, the Company has devoted substantial effort towards building sales and marketing infrastructure, conducting product research and development and raising capital. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the near future. The Company continues to focus on gaining market acceptance of its thermal management products and raising capital in order to finance operations. The Company's accumulated deficit aggregated $20,621,619 through December 31, 2001.

The Company's ability to meet its business plan objectives is dependent upon its ability to raise additional financing, substantiate its technology and, ultimately, to fund its operations from revenues. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations in 2002 with a combination of stock issuances, debt issuances and revenues from product sales. The Company is actively attempting to secure the necessary financing and continues to take steps to increase sales and minimize operating expenses. However, there are no assurances that the Company will be successful in increasing the profitability of the products it sells or obtaining the adequate level of financing needed for the long-term development and commercialization of its products.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, Extreme Comfort, Inc. (its wholly owned subsidiary), and Schoeller Frisby Technologies GmbH, a joint venture controlled by the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenues from sales of products are recognized when title passes based upon the terms of the sale, which are generally upon shipment. Royalty revenues are recorded when the Company's strategic partners report sales of products containing Thermasorb(R) and COMFORTEMP(R) to their customers. Substantially all of the Company's product is shipped either freight collect or on common carriers designated by and directly paid for by the Company's customers. Due to the immateriality of shipping and handling expenses billed to customers, the Company records these amounts as an offset to shipping and handling costs in costs of sales.


INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined by the weighted average method. Market is determined based upon current market trends related to the salability of products or product lines and the Company's current and future marketing plans. Market value adjustments are recorded in the period when they are determined. To reflect the Company's development of a variety of new host materials other than foam, during the fourth quarter of 2000 the Company determined that the market value of certain items in inventory was less than their respective costs, resulting in recognition of an inventory market value adjustment of approximately $270,000.

PROPERTY AND EQUIPMENT

The Company's property and equipment are stated at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years for furniture and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset, ranging from 1 to 12 years.

The Company reviews the carrying value of its property and equipment and other long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses if there are indicators of impairment. To the extent such undiscounted cash flow projections indicate that impairment exists, the assets are written down to the value of discounted cash flows.

INTANGIBLE ASSETS

Goodwill, the excess of cost over the fair value of assets acquired, is amortized using the straight-line method over ten years. Patents are amortized using the straight-line method over their estimated useful lives of twenty years. Trademarks are amortized using the straight-line method over their estimated useful lives of five years. License agreement costs are amortized on a straight-line basis over the related license term, typically ten years. The Company periodically reviews the carrying values and estimated useful lives of its intangible assets to determine whether current events and circumstances are indicators of impairment. When indicators of impairment exist, a valuation is performed using the expected future undiscounted cash flows associated with the intangible assets compared to their carrying value to determine if a write-down is required. To the extent such projection indicates that the undiscounted cash flow is not adequate to recover the carrying amounts, the assets are written down to an amount equal to their discounted cash flows.

BUSINESS AND CREDIT CONCENTRATIONS

The Company currently outsources the manufacture of all of its products, including Thermasorb(R) and COMFORTEMP(R) products, to a limited number of manufacturers.

The Company does a significant amount of business with a limited number of licensee/customers. Total revenues from the top two licensees/customers comprised approximately 25% (17% and 8%) and approximately 28% (17% and 11%) of the Company's total revenues for the years ended December 31, 2001 and 2000, respectively.

At December 31, 2001, two licensees/customers accounted for approximately 37% (24% and 13%) of the Company's accounts receivable. The Company performs credit evaluations of its strategic partners' financial condition and payment history prior to extending credit. Consistent with industry standards, receivables are payable in accordance with the terms of the underlying contracts and collateral is not required. Accounts receivable are net of valuation reserves that represent estimates of amounts considered uncollectible based on analysis of the Company's aged accounts receivable and anticipated sales returns and allowances determined based on historical returns experience. At December 31, 2001, these amounts were approximately $230,000 and $171,000, respectively.

The Company's sales are to customers worldwide, with approximately 34% and 41% generated in Europe, 50% and 36% in North America, 1% and 5% in South and Central America, and 15% and 18% in the Asia-Pacific region for the years ended December 31, 2001 and 2000, respectively.

FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, accounts receivable, short-term and long-term debt. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company estimates the fair value of its financial instruments using a discounted cash flow analysis based on interest rates for similar types of instruments available in the market place. At December 31, 2001 the carrying amounts of the Company's financial instruments approximated their fair values.

ADVERTISING AND PROMOTION

Advertising and promotion costs are expensed the first time the advertisement is run. Media print placement costs are expensed in the month the advertising appears. Accounting for endorsement contracts is based upon specific contract provisions. Total advertising and promotion expenses were approximately $1,034,000 and $1,414,000 for the years ended December 31, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development expenses were approximately $208,000 and $342,000 for the years ended December 31, 2001 and 2000, respectively.

STOCK BASED COMPENSATION

Stock based compensation expense for the Company's employee stock option plan is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement on Financial Accounting Standard (SFAS No. 123), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above related to employees and has adopted the disclosure requirements of SFAS No. 123.

Stock based compensation expense for options and warrants issued to consultants and other non-employee third parties is recognized under the provisions of SFAS No. 123. The Company recognizes as expense the value of the options or warrants using the Black-Scholes valuation model or the value of goods or services received, whichever is more reliably measured. Options issued to non-employee directors of the Company for director-related services are accounted for in accordance with APB 25 and related interpretations.

NET LOSS PER SHARE

The denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2001 and 2000 was 7,337,740 and 6,245,039, respectively; the weighted-average shares. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of stock options and warrants (Notes 8 and 9), as the effect of such exercises would be antidilutive.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the average rates of exchange during each month of the fiscal year. Gains or losses resulting from translating foreign currency financial statements resulted in an immaterial impact to the financial statements for the years ended December 31, 2001 and 2000.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Such estimates include provisions for doubtful accounts and sales returns and allowances. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). These Statements change the accounting for business combinations, goodwill and intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their first fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company was required to and did adopt Statements 141 and 142 in the third quarter of 2001, except with respect to the provisions of Statement 142 relating to goodwill and intangibles acquired prior to July 1, 2001, which will be adopted in the first quarter of 2002. The Company is currently assessing the financial impact of Statements 141 and 142 and has not yet determined if the adoptions will have a significant effect on its consolidated results of operations or financial position except, however, that the Company anticipates that substantially all amortization of goodwill totaling approximately $105,000 per year will be eliminated as a charge to earnings.


In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which is effective for fiscal years beginning after December 15, 2001. This Statement supercedes Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. Statement 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met in order to classify an asset as held for sale. The provisions of Statement 144 generally are to be applied prospectively. The Company does not expect the adoption of Statement 144 to have a material impact on its consolidated results of operations or financial position.


RECLASSIFICATIONS

Certain amounts in the prior year's financial statements have been reclassified to conform to current year classifications.

3.  INVENTORY

Inventory consisted of the following at December 31, 2001:

Raw materials .........................     $   117,680
Finished goods ........................       2,011,235
                                            -----------
                                              2,128,915
Less:  Lower of cost or market reserves        (431,321)
                                            -----------
                                            $ 1,697,594
                                            ===========



4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2001:

Leasehold improvements ..........     $    72,167
Furniture .......................         284,058
Equipment .......................       1,145,628
                                      -----------
                                        1,501,853
Less accumulated depreciation ...        (981,540)
                                      -----------
                                      $   520,313
                                      ===========

The Company recorded depreciation expense of $258,498 and $240,981 for the years ended December 31, 2001 and 2000, respectively.

5.  INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2001:


Goodwill ........................     $ 1,047,427
Patents and trademarks ..........         120,297
License agreement ...............         704,450
                                      -----------
                                        1,872,174
Less accumulated amortization ...        (488,487)
                                      -----------
                                      $ 1,383,687
                                      ===========

The Company recognized amortization expense of $187,847 and $12,501 for the years ended December 31, 2001 and 2000, respectively.

6.  LINE OF CREDIT

In February 2000, the Company entered into a $2,000,000 line of credit with a bank for working capital purposes. In January 2001, the Company extended the maturity date of the line of credit until June 30, 2001, subject to a revised borrowing limit of $1,500,000 and a reduction in the applicable rate of interest to the bank's prime rate plus 25 basis points. In connection with the extension of the maturity date, MUSI Investments S.A. ("MUSI"), a significant stockholder of the Company, issued an irrevocable stand-by letter of credit in the principal amount of $1,500,000 by transferring $1,500,000 in cash to a restricted bank account and naming the bank as the beneficiary. MUSI had the right to convert the letter of credit to equity at the same terms as those then being offered by the Company in a private placement for "units" priced at $4.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock with an exercise price of $6.00. Because the pricing associated with this conversion feature was above market rate on the date the letter of credit was issued, no accounting was necessary for the conversion feature, as it had no intrinsic value. There were no changes made to the conversion terms related to the letter of credit.

On May 14, 2001, the Company executed a $1,500,000 term loan agreement with MUSI, the proceeds of which were used to repay the bank credit facility in full. The term loan provided that, at any time on or prior to the maturity date of January 2, 2002, MUSI had the right to convert the outstanding principal balance and any accrued and unpaid interest due under the loan, or a portion thereof, into shares of common stock or units, in either case at prescribed prices; provided that, except in the event of certain organic changes or distributions in securities to stockholders of the Company while the loan was outstanding, the loan could not be converted into more than 1,417,959 shares of common stock in the aggregate (19.9% of the Company's common stock on the date the term loan was made and the corresponding convertible note was issued). The term loan provided that, at any time on or prior to the maturity date of January 2, 2002, MUSI had the right to convert the outstanding principal balance and any accrued and unpaid interest due under the loan, or a portion thereof, into shares of common stock or units, in either case at prescribed prices. One of the alternatives allowed MUSI to convert at a rate equal to 85% of the 10-day trailing average closing price of the Company's common stock on the NASDAQ Stock Market on the date of conversion. This alternative constituted a beneficial conversion feature that was recorded as a debt discount in the amount of $264,705, which was to be amortized as interest expense over the term of the loan. In connection with MUSI's term loan and the payoff of the bank credit facility, the letter of credit, and the Company's obligations with respect to the letter of credit, were extinguished.

On November 19, 2001, the conversion provision of the term loan agreement was modified to provide for a fixed conversion price of $1.10 per share, resulting in an increase to the debt discount of $822,113. On November 19, 2001, MUSI converted all of the principal and accrued interest on the term loan into 1,400,123 shares of common stock of the Company. During the period ended December 31, 2001, the Company recognized non-cash interest expense of $1,086,818 related to the debt discount associated with this term loan.

On September 18, 2001 and October 19, 2001 the Company executed $75,000 non-negotiable unsecured promissory notes payable to Jeffry D. Frisby, a director of the Company, the proceeds of which were used for general working capital purposes. The notes bore interest at the prime rate plus 75 basis points and were payable on the earlier of (i) 60 days from the date of the note or (ii) 5 business days after receipt by the Company of payment of certain outstanding accounts receivable. These notes, plus accrued interest of $1,108, were repaid during the year.

On September 19, 2001 and October 19, 2001 the Company executed $75,000 non-negotiable unsecured promissory notes payable to Gregory S. Frisby, the Company's Chairman and Chief Executive Officer, the proceeds of which were used for general working capital purposes. The notes bore interest at the prime rate plus 75 basis points and were payable on the earlier of (i) 60 days from the date of the note or (ii) 5 business days after receipt by the Company of payment of certain outstanding accounts receivable. These notes, plus accrued interest totaling $1,597, were repaid during the year.

On October 25, 2001 the Company executed a $250,000 non-negotiable unsecured promissory note with a stockholder of the Company, the proceeds of which were used for general working capital purposes. The note bears interest at the rate of 8% and was originally payable on the earlier of (i) 60 days from the date of the note or (ii) 5 business days after receipt by the Company of payment of certain outstanding accounts receivable. The note was subsequently amended to extend the maturity date to January 31, 2002. At December 31, 2001, borrowings totaling $250,000 were outstanding. Subsequent to year-end, all amounts due were repaid.

Cash paid for interest expense totaled $133,998 and $165,619 for the years ended December 31, 2001 and 2000, respectively.

Effective January 10, 2002, the Company entered into a $750,000 credit facility with DAMAD Holding AG and a $500,000 credit facility with Bluwat AG, two accredited investors based in Europe. The facilities (i) mature on January 10, 2005, (ii) bear interest at the rate of prime plus 0.75%, payable quarterly beginning with the first quarter of 2002 and (iii) are secured by the Company's accounts receivable, inventory, furniture, machinery, equipment, general intangibles and patents and by a personal guaranty by Gregory S. Frisby, the Company's Chairman and Chief Executive Officer, for one-third of the total amount outstanding. In connection with the facilities, the Company issued five-year warrants to purchase an aggregate of 868,055 shares of its common stock at an exercise price equal to $1.44 per share, subject to adjustment in the event of organic changes in the Company's common stock. The terms of the warrants provide that, if the Company issues shares of a senior class of capital stock, the warrants will become exercisable for shares of such senior class instead of shares of common stock.

7.  JOINT VENTURE.

During the first quarter of 2000, the Company established Schoeller Frisby Technologies GmbH ("SFT"), a joint venture with Schoeller Textil AG, to expand the European distribution of the Company's products. The Company owns 51% of the outstanding shares of the common stock of SFT, has control of the joint venture and, accordingly, consolidates the joint venture. The joint venture began operations in January 2000.

The Company recorded minority interest income of $75,642 and $92,543 for the years ended December 31, 2001 and 2000, respectively, which reflects the portion of the losses of the joint venture that are applicable to Schoeller Textil AG. The minority interest amount on the Balance Sheet represents the share of the net liabilities of SFT associated with the minority partner's interest in those operations.

8.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

Under the terms of the Company's Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of preferred stock.

COMMON STOCK

In September 2000, the stockholders of the Company approved an increase in the authorized number of shares of common stock from 10,000,000 to 30,000,000.

PRIVATE PLACEMENT

In February 2000, the Board of Directors authorized the Company to complete a private equity financing of up to $7,500,000 consisting of units comprised of one share of the Company's common stock and one five-year warrant to purchase one share of common stock.

In May 2000, the Company completed a portion of the financing totaling $4,000,000 for 800,000 units, consisting of 800,000 shares of common stock and 800,000 warrants with an exercise price of $7.00.

In December 2000, the Company repriced its unit offering to $4.00 per unit, with the exercise price for the warrants partially underlying each unit set at $6.00, and completed an additional portion of the financing totaling $700,000 for 175,000 units. Effective concurrently, the Company issued an additional 200,000 shares of common stock and 200,000 warrants to the investment group that participated in the May 2000 placement, effectively repricing the May 2000 units to $4.00, and amended the corresponding warrant agreements to reduce the exercise price from $7.00 to $6.00. The issuance of the additional 200,000 shares of common stock was accounted for by crediting common stock for the par value of the shares ($0.001) and debiting additional paid-in capital for an equal amount.

On April 27, 2001, the Company sold an aggregate of $750,000 in units to four accredited investors at a price of $4.00 per unit. The investors included the Company's President and Chief Operating Officer, Duncan R. Russell. On July 16, 2001, the Company sold an aggregate of $500,000 in units to four accredited investors (one of which also purchased units on April 27) at a price of $4.00 per unit. On September 20, 2001 the Company sold an additional $250,000 in units to three accredited investors at a price of $4.00 per unit. The investors included the Company's Chairman and Chief Executive Officer, Gregory S. Frisby, and one of the Company's directors, Jeffry D. Frisby.

ISSUANCE OF STOCK OPTIONS AND WARRANTS FOR SERVICES

During 1998, the Company issued warrants to purchase 160,000 shares of the Company's common stock at an exercise price of $11.55 per share to the underwriter of the Company's initial public offering. The value assigned to these warrants, calculated using the Black-Scholes valuation model, was reflected as share issuance costs and recorded in additional paid-in capital on the Company's balance sheet. The fair value of these warrants was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.0%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of 0.60 and an expected life of the options of 2.5 years.

During 1998, the Company issued options to purchase 100,000 shares of the Company's common stock at an exercise price of $3.19 per share to acquire certain proprietary technology. The value of $27,000 assigned to these options, calculated using the Black-Scholes valuation model, was recorded as part of the cost of the intellectual property acquired. The fair value of these options was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.0%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of
0.60 and an expected life of the options of 2.5 years.

During 1998, the Company issued warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $7.25 per share for consulting services. The value of $250,000 assigned to these warrants, calculated using the Black-Scholes valuation model, was recorded as consulting expense was expensed as the services were rendered in 1998 and 1999. The fair value of these warrants was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.0%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of
0.60 and an expected life of the options of 1.5 years.

During 2000, the Company entered into product endorsement agreements with two well-known athletes. These product endorsement agreements provide for a total of 176,000 options to purchase the Company's common stock at exercise prices ranging from $4.13 per to $4.50 per share. The agreements provide that 28,000 options are immediately vested and expire in 2005. The remaining 148,000 options will be awarded based upon performance of the individuals under the contract and the Company attaining certain revenue levels for the particular products being endorsed. Accordingly, the aggregate fair value of the vested options, calculated using the Black-Scholes valuation model, of $48,020, is being amortized to expense over the product endorsement period. The fair market value of the options to purchase 160,000 shares of common stock issued on July 18, 2000 and the options to purchase 16,000 shares of common stock issued on July 27, 2000 was estimated at the respective grant dates using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.0%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.34 and an expected life of the options of five years.

With respect to the aforementioned warrants and options valued using the Black-Scholes valuation model, the risk free interest rate was determined as the rate then currently available for zero coupon U.S. Government issues with a remaining term similar to the expected life of the warrants valued. The Company has historically not paid dividends to stockholders and therefore used an expected dividend yield of zero for valuation of these options. Volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate during a period. Due to the Company's limited trading history and trading periods containing nonrecurring events that clearly caused abnormal effects on the calculation of historical volatility, the Company estimated its expected future stock volatility as 0.60. The expected option life was determined to be equal to the contractual life of the options. The Company has not previously issued similar grants; therefore, the expected option life was determined based on the contractual life of the options in accordance with SFAS No. 123.

The Company entered into an investor relations agreement during 2000, which provides for services to the Company through 2001. As compensation for the agreement, the Company issued warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $6.50 per share, expiring in 2005. In accordance with SFAS No. 123, the Company deemed the fair value of the services provided to be a more reliable measure of the fair value of the warrants. The aggregate fair value of these warrants of $100,000 was charged to expense over the respective service period.

In connection with the May 2000 private equity placement, the Company entered into an agreement with an investment-banking firm. In addition to an up-front cash payment of $45,000, the Company issued 80,000 five-year Agent warrants, priced at $0.01 per warrant, entitling the investment-banking firm to purchase 80,000 shares of the Company's common stock at an exercise price of $6.00 per share. Each of these shares carries an attached five-year warrant to purchase an additional share of the Company's common stock at a purchase price of $7.00 per share. In accordance with SFAS No. 123, the Company deemed the fair value of the services provided to be a more reliable measure and estimated the fair value of the warrants to be $105,000, which was expensed entirely in 2000 as all services were rendered.

On June 29, 2001, the Company entered into an investment banking agreement that provides for services to the Company for a six-month period. In addition to monthly cash payments totaling $27,000, the Company issued five-year warrants to purchase an aggregate of 7,374 shares of the Company's common stock at exercise prices ranging from $1.80 to $4.00 per share. In accordance with SFAS No. 123, the Company deemed the fair value of the services provided to be a more reliable measure of the fair value of the warrants. The aggregate fair value of these warrants of $18,000 is being capitalized as deferred financing costs included in prepaid expenses, and will be expensed over its expected useful life.

The Company entered into an agreement with a creative services firm during 2001. The Company issued fully paid warrants representing an aggregate of 6,889 shares of the Company's common stock at per share prices ranging from $1.80 to $4.13 per share. These warrants cannot be exercised until the first anniversary of issuance and have a ten-year term. In accordance with SFAS No. 123, the Company deemed the fair value of the services provided to be a more reliable measure and estimated the fair value of the warrants to be $20,000, which was expensed entirely in 2001 as the services were rendered.

The Company entered into an agreement for legal services during 2001. As compensation for a portion of the services rendered, the Company issued five-year warrants to purchase 6,250 shares of the Company's common stock at an exercise price of $6.00 per share. In accordance with SFAS No. 123, the Company deemed the fair value of the services provided to be a more reliable measure of the fair value of the warrants. The aggregate fair value of these warrants of $25,000 was charged to legal expense as the services were rendered during 2001.

The Company entered into a sales representation agreement during 2001. As compensation for the services provided during 2001, the Company issued fully paid warrants representing an aggregate of 24,089 shares of the Company's common stock at per share prices ranging from $1.80 to $4.00 per share. The warrants were fully vested upon issuance. In accordance with SFAS No. 123, the Company deemed the fair value of the services provided to be a more reliable measure of the fair value of the warrants. The aggregate fair value of these warrants of $60,800 was charged to expense over the respective service period.

At December 31, 2001 and 2000 the Company had outstanding non-employee options and warrants of 2,400,602 and 1,901,000, respectively, and exercisable non-employee options and warrants of 2,165,713 and 1,753,000, respectively.

The following table summarizes activity in non-employee stock options and warrants:


                                                        SHARES
                                                         UNDER
                                                        OPTION
                                                       ---------
Balance at December 31, 1999                             370,000

Grants                                                 1,531,000
Forfeitures                                                   --
Exercised                                                     --
                                                       ---------

Balance at December 31, 2000                           1,901,000

Grants                                                   499,602
Forfeitures                                                   --
Exercised                                                     --
                                                       ---------

Balance at December 31, 2001                           2,400,602
                                                       =========

The following table summarizes information about the non-employee stock options and warrants outstanding as of December 31, 2001:


                           WARRANTS AND                              WEIGHTED-AVERAGE      WEIGHTED-AVERAGE
                             OPTIONS             WARRANTS AND           EXERCISE              REMAINING
   EXERCISE PRICE          OUTSTANDING        OPTIONS EXERCISABLE         PRICE            CONTRACTUAL LIFE
--------------------     -----------------    --------------------   ---------------      -----------------
       $-0-                       30,978                 24,089      $      -                   6.11
   $1.80 to $2.90                  5,701                  5,701           2.10                  4.80
   $3.19 to $4.50                277,673                129,673           4.00                  2.85
   $6.00 to $7.25              1,926,250              1,846,250           6.14                  3.58
       $11.55                    160,000                160,000          11.55                  1.25
                           -------------          -------------
                               2,400,602              2,165,713
                           =============          =============

9.  EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

The Company established a qualified Employee Stock Purchase Plan during 2000, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 7,203 and 6,920 shares of common stock pursuant to this plan at an average price per share of $2.67 and $4.04 during the years ended December 31, 2001 and 2000, respectively.

EMPLOYEE RETIREMENT PLAN

Substantially all employees meeting certain service requirements are eligible to participate in a 401(k) Profit Sharing Plan. Under the Plan, participants are permitted to contribute from their compensation any amount up to the lesser of 12% of their annual gross salary or the maximum deferral allowed under the Internal Revenue Code. The Company matching contribution and related plan fees were approximately $20,200 and $43,300 for the years ended December 31, 2001 and 2000, respectively.

The Company is entitled to make optional profit sharing contributions at its discretion. During the years ended December 31, 2001 and 2000, the Company did not make any profit sharing contributions to the Plan.

EMPLOYEE STOCK OPTION PLAN

The Company has a Stock Option Plan ("Plan") under which 1,250,000 shares of common stock are reserved for issuance to employees, directors and consultants of the Company. Options granted under the Plan may be either "incentive stock options" as defined in Section 422 of the Internal Revenue Code, or non-qualified stock options, as determined by the Board of Directors of the Company. Options granted pursuant to the Plan have exercise periods of up to ten years and generally vest over a period of four years.

The following table summarizes activity in stock options:

                                                                SHARES                        WEIGHTED-
                                                                 UNDER                         AVERAGE
                                                                OPTION                      EXERCISE PRICE
                                                          --------------------     ---------------------------------

    Balance at December 31, 1999                                  350,450                        $5.20

    Grants                                                        535,050                        $4.73
    Forfeitures                                                  (101,575)                       $5.16
    Exercised                                                     (42,125)                       $4.05
                                                                ---------

    Balance at December 31, 2000                                  741,800                        $4.93

    Grants                                                        208,300                        $4.93
    Forfeitures                                                   (68,750)                       $5.28
    Exercised                                                      (4,800)                       $3.19
                                                                ---------

    Balance at December 31, 2001                                  876,550
                                                                =========


                                                                   2001                           2000
                                                                ---------                       ---------
    Weighted average fair value of options
    issued using the Black-Scholes option
    pricing model                                                 $1.75                          $2.61

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2001:


                                                                                WEIGHTED-AVERAGE
                                     OPTIONS                  OPTIONS               REMAINING
   EXERCISE PRICE                  OUTSTANDING             EXERCISABLE         CONTRACTUAL LIFE
   --------------                  -----------             -----------         ----------------

         $1.75                          5,000                    1,250                9.79
         $2.10                         10,000                    2,500                9.96
         $3.13                          3,200                    3,200                9.25
         $3.19                        179,700                   39,300                9.02
         $3.50                          5,000                    2,500                8.79
         $3.63                         79,250                   69,263                6.90
         $3.81                          1,000                      250                8.96
         $3.88                         60,000                   30,000                8.88
         $4.38                         12,500                    8,750                7.14
         $4.50                         36,500                   12,500                6.71
         $4.53                          2,500                      625                2.04
         $4.59                          2,500                    2,500                2.13
         $4.75                        116,900                   69,700                8.00
         $4.88                          7,500                    3,750                2.04
         $4.94                        250,000                   62,500                8.50
         $5.25                         10,000                    5,000                7.79
         $5.50                         10,250                    2,625                8.28
         $6.44                            250                       62                8.25
         $7.00                         69,500                   69,500                1.25
         $7.25                         15,000                   15,000                1.29
                                     --------                 --------
                                      876,550                  400,775
                                     ========                 ========


At December 31, 2001, the Company has reserved 3,327,677 shares of common stock for issuance upon exercise of outstanding options and warrants.


Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options in accordance with the fair value based accounting method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2001 and 2000, respectively: risk-free interest rate of 4.8% and 6.0%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of 0.70 and 0.75 and a weighted-average expected life of the options of four years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:


                                                  2001               2000
                                               -----------      -------------
Pro forma net loss                             $(5,637,232)     $  (5,160,782)
                                               ===========      =============
Pro forma basic and diluted loss per share     $     (0.77)     $       (0.83)
                                               ===========      =============

The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

10.  INCOME TAXES

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    2001
                                                -----------
Current:
Returns and allowances                          $   106,000
Accounts receivable reserve                          26,000
                                                -----------
Total current deferred                              132,000

Non-current:
License agreement                                    97,000
   Net operating loss carryforward                5,122,000
                                                -----------
Total non-current deferred                        5,219,000
Total deferred tax assets                         5,351,000
Valuation allowance for deferred tax assets      (5,351,000)
                                                -----------
Net deferred tax assets                         $        --
                                                ===========

As a result of losses from operations through December 31, 2001, the Company has available a net operating loss carryforward ("NOL") of approximately $18,278,000 for Federal income tax purposes that expires in years through 2021. Utilization of the NOL is subject to an annual limitation under Section 382 of the Internal Revenue Code due to certain ownership changes the Company underwent in 1998.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the NOL can be utilized and the temporary differences become deductible. Since the Company has incurred losses in previous years and it anticipates additional losses in 2002, the Company has established a valuation allowance for deferred tax assets at December 31, 2001.

The income tax benefit differs from the amounts computed by applying the statutory United States Federal income tax rate as a result of the following:

                                                               YEAR ENDED DECEMBER 31
                                                               2001             2000
                                                           -----------      -----------

Benefit for Federal income taxes at the statutory rate     $(1,762,866)     $(1,639,238)
State income taxes, net of Federal income tax benefit         (179,092)        (219,562)
Nondeductible interest expense                                 369,518               --
Permanent differences                                           56,251           55,527
Other                                                              189          (22,727)
Change in valuation allowance                                1,516,000        1,826,000
                                                           -----------      -----------
                                                           $        --      $        --
                                                           ===========      ===========

11.       LICENSE ARRANGEMENTS

The Company has various licensing agreements that give the Company the exclusive worldwide rights to develop and commercialize proprietary technology in microencapsulation and thermal management. Under these agreements, the Company pays royalties on product sales, license fees and royalty revenues ranging from 1% to 12.5%. These agreements contain aggregate minimum payments of $150,000 in 2002, $150,000 in 2003, $175,000 in 2004 and $150,000 each year thereafter until the agreements expire.

The Company expensed approximately $156,000 and $361,000 under these agreements for the years ended December 31, 2001 and 2000, respectively.

12.      COMMITMENTS AND CONTINGENCIES

The Company has an operating lease agreement for its corporate headquarters and thermal testing facility in North Carolina. The lease agreement is for 12 years and includes scheduled rent escalations throughout the lease term, which are being expensed on a straight-line basis. Rent expense from all operating leases was approximately $343,000 and $329,000 for the years ended December 31, 2001 and 2000, respectively. Future minimum payments under these leases are as follows:

         2002             $  185,000
         2003                192,000
         2004                184,000
         2005                187,000
         2006                187,000
      Thereafter             985,000
                          ----------
                          $1,920,000
                          ==========


On September 25, 2001, Outlast Technologies, Inc. filed a lawsuit in the United States District Court for the District of Colorado alleging that the Company's COMFORTEMP(R) nonwoven materials infringe Outlast's patent rights. Based in part on the opinion of patent counsel received prior to the

Company's launch of the nonwoven product, the Company believes that COMFORTEMP(R) nonwoven does not infringe the cited patent and intends to defend this suit vigorously.

In addition, the Company is involved in various legal proceedings and claims that have arisen in the ordinary course of business that have not been finally adjudicated. The Company currently believes that these actions, when finally concluded and determined, will not have a material adverse effect upon the financial position or results of operations of the Company.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

PART III

         The information required by Part III of this Form 10-KSB, excluding item 13 included herein, is incorporated by reference herein from the Company's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

3.1 Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form S-3/A filed October 30, 2000).

3.2 By-Laws (incorporated by reference to Exhibit 3.2.2 to the Company's Form SB-2/A filed March 30, 1998).

4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to the Company's Form SB-2/A filed March 30, 1998).

9.1 Third Amended and Restated Stockholders Agreement dated November 19, 2001, by and among the Company, Jeffrey D. Frisby, Gregory S. Frisby, MUSI Investments S.A. ("MUSI") and Finpart International S.A. ("Finpart").

9.2 Shareholder Agreement dated December 10, 1997 between the Company, Gregory S. Frisby and Jeffry D. Frisby (incorporated by reference to
         Exhibit 10.4 to the Company's Form SB-2/A filed March 30, 1998).

10.1 Amended Employment Agreement dated as of December 8, 1997 between the Company and Gregory S. Frisby (incorporated by reference to Exhibit
         10.2 to the Company's Form SB-2/A filed March 30, 1998).

10.1.1 Amendment to the Employment Agreement dated as of June 1, 2000, between the Company and Gregory S. Frisby (incorporated by reference to Exhibit
         10.3.1 to the Company's Form S-3/A dated October 30, 2000).

10.2 License Agreement dated May 1, 1995 between the Company and Triangle Research and Development Corp. ("TRDC") (incorporated by reference to
         Exhibit 10.7.1 to the Company's Form SB-2/A filed March 30, 1998).

10.2.1 Amendment to License Agreement between the Company and TRDC (incorporated by reference to Exhibit 10.7.1.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1998).

10.2.2 Assignment of License Agreement effective January 3, 1997 from TRDC to Delta Thermal Systems, Inc. (incorporated by reference to Exhibit
         10.7.2 to the Company's Form SB-2/A filed March 9, 1998).

10.3 Form of Underwriter's Option (incorporated by reference to Exhibit 1.2 to the Company's Form SB-2 filed January 29, 1998).

10.4 Letter Agreement between the Company and Freudenberg Vliesstoffe KG dated May 9, 2001.

10.5 Arrangement dated January 21, 1998 between the Company and Minnesota Mining & Manufacturing, Inc. (incorporated by reference to Exhibit
         10.16 to the Company's Form SB-2/A filed March 30, 1998).

10.6 Memorandum of Understanding dated December 11, 1997, between the Company and Foamex International, Inc. (incorporated by reference to
         Exhibit 10.20 to the Company's Form SB-2/A filed March 30, 1998).

10.7 Memorandum of Understanding dated January 15, 1998 between the Company and LaCrosse Footwear, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Form SB-2/A filed March 30, 1998).

10.8 Lease Agreement dated January 14, 2000 by and between the Company and Visible Goth, LLC (incorporated by reference to Exhibit 10.28 to the Company's Form 10-KSB for the fiscal year ended December 31, 1999).

10.9 Endorsement and Representation Agreement dated July 18, 2000 by and between the Company and Favre Enterprises, Inc. (incorporated by reference to Exhibit 10.33 to the Company's Form S-3/A filed October 30, 2000).

10.10 Endorsement and Representation Agreement dated July 27, 2000 by and between the Company and Maximum Marketing, Inc. on behalf of Tiki Barber (incorporated by reference to Exhibit 10.34 to the Company's Form S-3/A filed October 30, 2000).

10.11 Form of Non-Qualified Stock Option Agreement by and between the Company and Favre Enterprises, Inc. and the Company and Maximum Marketing, Inc. (incorporated by reference to Exhibit 10.35 to the Company's Form S-3/A filed October 30, 2000).

10.12 Letter Agreement dated May 16, 2000 between the Company and 3M (Confidential) (incorporated by reference to Exhibit 10.40 to the Company's Form 10-KSB for the year ended December 31, 2000).

10.13 Loan Agreement dated February 29, 2000 by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.27 to the Company's Form 10-KSB for the fiscal year ended December 31, 1999).

10.13.1 Amendment to Loan Agreement dated September 29, 2000 by and between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.38 to the Company's Form 10-KSB for the year ended December 31, 2000).

10.13.2 Second Amendment to Loan Agreement dated January 15, 2001 by and between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.39 to the Company's Form 10-KSB for the year ended December 31, 2000).

10.14 Letter Agreement dated January 12, 2001 between the Company and MUSI and related Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to the Company's Form 10-QSB for the quarter ended March 31, 2001).

10.15 Loan Agreement dated as of May 14, 2001 by and between MUSI and the Company (incorporated by reference to Exhibit 4.1 to the Company's Form 10-QSB for the quarter ended June 30, 2001).

10.16 Convertible Promissory Note of the Company dated May 14, 2001 in the original principal amount of $1,500,000 payable to MUSI (incorporated by reference to Exhibit 4.2 to the Company's Form 10-QSB for the quarter ended June 30, 2001)

10.16.1 Amendment to Convertible Promissory Note dated May 14, 2001 (incorporated by reference to Exhibit 4.6 to the Company's Form S-3/A filed March 21, 2002).

10.17 Security Agreement dated May 14, 2001 by and between MUSI and the Company (incorporated by reference to Exhibit 4.3 to the Company's Form 10-QSB for the quarter ended June 30, 2001).

10.18 Letter Agreement dated May 14, 2001 extinguishing MUSI's stand-by letter of credit naming Bank of America N.A. as the beneficiary and the Company's obligations to MUSI with respect thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the quarter ended June 30, 2001).

10.19 Letter Agreement dated as of September 13, 2001 by and between MUSI and the Company (incorporated by reference to Exhibit 4.1 to the Company's Form 10-QSB for the quarter ended September 30, 2001).

10.20 Letter Agreement dated as of October 16, 2001 by and between MUSI and the Company (incorporated by reference to Exhibit 4.2 to the Company's Form 10-QSB for the quarter ended September 30, 2001).

10.21    Amended and Restated Stock Option Plan (incorporated by reference to
         Exhibit 10.36 to the Company's Form 10-KSB for the year ended December 31, 2000).

10.22 Frisby Technologies, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 filed November 29, 2000).

10.23 Purchase Agreement dated May 30, 2000 by and among the Company and MUSI, Ms. Jean S. Moore, AllFirst Company Custodian for Hogan & Hartson Partners Retirement Plan for the Benefit of Ms. Jean S. Moore, and Schoeller Textil AG (incorporated by reference to Exhibit 10.29 to the Company's Form S-3/A filed October 30, 2000).

10.24 Warrant Agreement dated May 30, 2000 by and among the Company and MUSI, Ms. Jean S. Moore, AllFirst Company Custodian for Hogan & Hartson Partners Retirement Plan for the Benefit of Ms. Jean S. Moore, and Schoeller Textil AG (incorporated by reference to Exhibit 10.31 to the Company's Form S-3/A filed October 30, 2000).

10.24.1 Form of First Amendment to Warrant Agreement dated April 26, 2001 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-QSB for the quarter ended June 30, 2001).

10.25 Warrant Agreement dated as of May 31, 2000, by and between the Company and Janney Montgomery Scott, LLC (incorporated by reference to Exhibit
         10.37 to the Company's Form 10-KSB for the year ended December 31,
         2000).

10.26 Form of Warrant Agreement executed as of April 27, 2001 and effective as of December 29, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended March 31, 2001).

10.27 Form of Warrant Agreement dated as of April 27, 2001 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB for the quarter ended March 31, 2001).

10.28 Subscription Agreement between the Company and Duncan R. Russell dated April 13, 2001 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the quarter ended March 31, 2001).

10.29 Warrant Agreement between the Company and Duncan R. Russell dated as of April 27, 2001 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-QSB for the quarter ended March 31, 2001).

10.30 Form of Warrant Agreement dated as of July 16, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-QSB for the quarter ended June 30, 2001).

10.31 Non-Negotiable Promissory Note of the Company payable to Jeffry D. Frisby dated September 18, 2001, in the original principal amount of $75,000 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended September 30, 2001).

10.32 Non-Negotiable Promissory Note of the Company payable to Gregory S. Frisby dated September 19, 2001, in the original principal amount of $75,000 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB for the quarter ended September 30, 2001).

10.33 Non-Negotiable Promissory Note of the Company payable to Jeffry D. Frisby dated October 19, 2001, in the original principal amount of $75,000 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the quarter ended September 30, 2001).

10.34 Non-Negotiable Promissory Note of the Company payable to Gregory S. Frisby dated October 19, 2001, in the original principal amount of $75,000 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-QSB for the quarter ended September 30, 2001).

10.35 Warrant Agreement between the Company and Jeffry D. Frisby dated September 20, 2001 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-QSB for the quarter ended September 30, 2001).

10.36 Warrant Agreement between the Company and Gregory S. Frisby dated September 20, 2001 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-QSB for the quarter ended September 30, 2001).

10.37 Amended and Restated Registration Rights Agreement dated November 19, 2001 by and among the Company, MUSI, Finpart, Ms. Jean S. Moore, AllFirst Company Custodian for Hogan & Hartson Partners Retirement Plan for the Benefit of Ms. Jean S. Moore, and Schoeller Textil AG.

10.38 Loan Agreement between DAMAD Holding AG and the Company effective January 10, 2002 (incorporated by reference to Exhibit 4.7 to the Company's Form S-3/A filed January 24, 2002).

10.39 Promissory Note in the amount of $750,000 made by the Company payable to DAMAD Holding AG effective January 10, 2002 (incorporated by reference to Exhibit 10.8 to the Company's Form S-3/A filed January 24,
         2002).

10.40 Security Agreement between DAMAD Holding AG and the Company effective January 10, 2002 (incorporated by reference to Exhibit 4.9 to the Company's Form S-3/A filed January 24, 2002).

10.41 Stock Purchase Warrant issued to DAMAD Holding AG effective January 10, 2002 (incorporated by reference to Exhibit 4.10 to the Company's Form S-3/A filed January 24, 2002).

10.42 Registration Rights Agreement between the Company and DAMAD Holding AG dated January 23, 2002 (incorporated by reference to Exhibit 4.11 to the Company's Form S-3/A filed January 24, 2002).

10.43 Loan Agreement between Bluwat AG and the Company effective January 10, 2002 (incorporated by reference to Exhibit 4.13 to the Company's Form S-3/A filed March 21, 2002).

10.44 Promissory Note in the amount of $750,000 made by the Company payable to Bluwat AG effective January 10, 2002 (incorporated by reference to
         Exhibit 4.14 to the Company's Form S-3/A filed March 21, 2002).

10.45 Security Agreement between Bluwat AG and the Company effective January 10, 2002 (incorporated by reference to Exhibit 4.15 to the Company's Form S-3/A filed March 21, 2002).

10.46 Stock Purchase Warrant issued to Bluwat AG effective January 10, 2002 (incorporated by reference to Exhibit 4.16 to the Company's Form S-3/A filed March 21, 2002).

10.47 Registration Rights Agreement between the Company and Bluwat AG dated January 23, 2002 (incorporated by reference to Exhibit 4.17 to the Company's Form S-3/A filed March 21, 2002).

10.48 Agreement between the Company and Outlast Technologies, Inc. dated January 1, 2001.

10.49 License Agreement between the Company and Outlast Technologies, Inc. dated January 1, 2001.

10.50 Patent Assignment Agreement between the Company and Texon UK Ltd dated November 21, 2001.



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

Dated:  April 1, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

    Signature                                     Title                                     Date
    ---------                                     -----                                     ----

/s/ Gregory S. Frisby               Chairman of the Board of Directors; CEO            April 1, 2002
---------------------------
Gregory S. Frisby

/s/ Duncan R. Russell               President and COO; Director                        April 1, 2002
---------------------------
Duncan R. Russell

/s/ John L. Ruggiero                Chief Financial Officer and Treasurer              April 1, 2002
---------------------------
John L. Ruggiero

/s/ Jeffry D. Frisby                Director                                           April 1, 2002
---------------------------
Jeffry D. Frisby

                                    Director                                           April 1, 2002
---------------------------
Pietro A. Motta

/s/ Alex Rosenzweig                 Director                                           April 1, 2002
---------------------------
Alex Rosenzweig

/s/ Robert C. Grayson               Director                                           April 1, 2002
---------------------------
Robert C. Grayson

/s/ Robert E. Gregory               Director                                           April 1, 2002
---------------------------
Robert E. Gregory