Form 10QSB
period 2002-03-31
FRISBY TECHNOLOGIES INC
filed 2002-05-15
CIK 1051904

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

                 For the quarterly period ended March 31, 2002

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]     No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of May 10, 2002 was 8,866,067.

                           FRISBY TECHNOLOGIES, INC.

                                     INDEX

                                                                                                   PAGE NO.

Part I            Financial Information

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheet - March 31, 2002 (unaudited)                              3

                  Consolidated Statements of Operations - Three-Month Period Ended
                  March 31, 2002 (unaudited) and March 31, 2001 (unaudited)                            4

                  Consolidated Statement of Stockholders' Equity - Three-Month Period
                  Ended March 31, 2002 (unaudited)                                                     5

                  Consolidated Statements of Cash Flows - Three-Month Period Ended
                  March 31, 2002 (unaudited) and March 31, 2001 (unaudited)                            6

                  Notes to Financial Statements - March 31, 2002 (unaudited)                           7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                           12
Part II           Other Information                                                                   17

Item 1.           Legal Proceedings                                                                   17

Item 2.           Changes in Securities and Use of Proceeds                                           17

Item 5.           Other Information                                                                   18

Item 6.           Exhibits and Reports on Form 8-K                                                    18


                  Signatures                                                                          19

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           FRISBY TECHNOLOGIES, INC.
                           Consolidated Balance Sheet
                                 March 31, 2002
                                  (unaudited)



ASSETS
Current assets:
Cash and cash equivalents                                               $    361,764
Accounts receivable, less allowances                                       1,496,417
Inventory                                                                  1,532,519
Prepaid expenses and other current assets                                    186,938
                                                                        ------------
            Total current assets                                           3,577,638
Property and equipment, net                                                  468,551
Intangible assets, net                                                     1,361,836
Other assets                                                                 294,729
                                                                        ------------
             TOTAL ASSETS                                               $  5,702,754
                                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                        $  1,138,773
Accrued expenses and other current liabilities                               840,361
License fees payable                                                          37,500
                                                                        ------------
            Total current liabilities                                      2,016,634

Revolving credit facility - net of debt discount                             711,233
Other liabilities                                                            329,339

Minority interest                                                            (40,433)

Commitments and contingencies                                                     --

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                                            --
Common stock, $.001 par value; 30,000,000 shares authorized;
      8,860,522 shares issued and outstanding                                  8,861
Additional paid-in capital                                                23,683,820
Common stock warrants outstanding                                            923,366
Unearned stock compensation                                                  (25,574)
Accumulated deficit                                                      (21,904,492)
                                                                        ------------
      Total stockholders' equity                                           2,685,981
                                                                        ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  5,702,754
                                                                        ============

                            See accompanying notes.

                           FRISBY TECHNOLOGIES, INC.
                     Consolidated Statements of Operations
                                  (unaudited)


                                                              Three Month Period Ended
                                                                     March 31,
                                                         -----------------------------------
                                                            2002                    2001
                                                         -----------             -----------

Net revenues                                             $ 1,584,343             $ 1,961,062

Cost of sales                                              1,390,081               1,449,270
                                                         -----------             -----------

Gross profit                                                 194,262                 511,792

Operating expenses:
       Sales and marketing                                   855,791                 982,818
       General and administrative                            588,800                 666,123
                                                         -----------             -----------
                                                           1,444,591               1,648,941

Loss from operations                                      (1,250,329)             (1,137,149)

Interest income                                                1,328                  13,233
Interest expense                                             (54,483)                (33,073)
Other income (expense), net                                    1,039                    (310)
Minority interest                                             19,572                  (3,339)
                                                         -----------             -----------

Loss before provision for income taxes                    (1,282,873)             (1,160,638)
Provision for income taxes                                        --                      --
                                                         -----------             -----------

Net loss                                                 $(1,282,873)            $(1,160,638)
                                                         ===========             ===========

Net loss per common share - basic and diluted            $     (0.15)            $     (0.17)
                                                         ===========             ===========

                            See accompanying notes.

                           FRISBY TECHNOLOGIES, INC.
            Consolidated Statement of Stockholders' Equity (Deficit)
                                  (unaudited)


                                                                           Common
                                           Common Stock    Additional       Stock       Unearned
                                    -------------------      Paid-in       Warrants       Stock      Accumulated
                                     Shares      Amount      Capital     Outstanding  Compensation     Deficit           Total
                                    ---------    ------    ------------  -----------  ------------   ------------     -----------

Balance at December 31, 2001        8,771,656    $8,772    $ 23,532,941     $303,800    $(28,873)    $(20,621,619)    $ 3,195,021

Net Loss                                   --        --              --           --          --       (1,282,873)     (1,282,873)

Issuance of Common Stock
 and Common Stock Warrants
 for services                          84,607        85         156,919       37,706          --               --         194,710

Issuance of Common Stock
 Warrants related to revolving
  credit facility                          --        --              --      581,860          --               --         581,860

Expenses related to the issuance
 and registration of securities            --        --         (14,362)          --          --               --         (14,362)

Amortization of unearned
 stock compensation                        --        --              --           --       3,299               --           3,299

Issuance of Common Stock -
 Employee Stock Purchase Plan           4,259         4           8,322           --          --               --           8,326
                                    ---------    ------    ------------     --------    --------     ------------     -----------

Balance at March 31, 2002           8,860,522    $8,861    $ 23,683,820     $923,366    $(25,574)    $(21,904,492)    $ 2,685,981
                                    =========    ======    ============     ========    ========     ============     ===========

                             See accompanying notes

                           FRISBY TECHNOLOGIES, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                Three Month Period Ended
                                                                                       March 31,
                                                                           -----------------------------------
                                                                               2002                   2001
                                                                           -----------             -----------

OPERATING ACTIVITIES:
Net loss                                                                   $(1,282,873)            $(1,160,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                   77,463                 110,734
Non cash consulting and other expenses                                         198,009                  26,376
Amortization of debt discount                                                   43,093                      --
Provision for doubtful accounts and returns                                    (21,833)                (43,984)
    Changes in assets and liabilities:
Accounts receivable                                                            222,320                 (12,575)
Inventories                                                                    165,075                 228,145
Other current assets                                                           (37,316)                  6,995
Other non-current assets                                                        (3,172)                (33,441)
Accounts payable                                                              (100,935)                415,856
Accrued expenses and other liabilities                                        (209,663)               (266,137)
License fees payable                                                           (52,732)                (46,772)
                                                                           -----------             -----------
Net cash used in operating activities                                       (1,002,564)               (775,441)
                                                                           -----------             -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                                             (3,850)                 (6,793)
Purchase of intangible assets                                                       --                 (13,658)
                                                                           -----------             -----------
Net cash used in investing activities                                           (3,850)                (20,451)

FINANCING ACTIVITIES:
Net proceeds from line of credit                                             1,250,000                  45,000
Extinguishment of unsecured debt                                              (250,000)                     --
Proceeds from employee stock purchases                                           8,326                   8,328
Proceeds from private placement - net                                               --                     800
Payments related to issuance and registration of securities                    (14,362)                     --
                                                                           -----------             -----------
Net cash provided by financing activities                                      993,964                  54,128
                                                                           -----------             -----------

Net decrease in cash and cash equivalents                                      (12,450)               (741,764)
Cash and cash equivalents - beginning of period                                374,214               1,024,636
                                                                           -----------             -----------
Cash and cash equivalents - end of period                                  $   361,764             $   282,872
                                                                           ===========             ===========

                             See accompanying notes

                           FRISBY TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (UNAUDITED)

1.       Description of Business

         Founded in 1989, Frisby Technologies, Inc. (together with its subsidiary, the "Company") is engaged in the development and commercialization of branded thermal management products for use in a broad range of consumer and industrial products. The Company's Thermasorb(R) and COMFORTEMP(R) products utilize licensed patents and the Company's proprietary microencapsulated phase change material technology to enhance thermal characteristics (i.e., insulation, cooling or temperature control properties) in a variety of consumer and industrial products.

         Since its inception, the Company has devoted substantial effort towards building sales and marketing infrastructure, conducting product research and development and raising capital. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the near future. The Company continues to focus on gaining market acceptance of its thermal management products and raising capital in order to finance operations. The Company's accumulated deficit aggregated $21,904,492 through March 31, 2002.

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

         The accompanying financial statements should be read in conjunction with the audited financial statements of Frisby Technologies, Inc. (the "Company") as of and for the year ended December 31, 2001 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

3.       Summary of Significant Accounting Policies

Net Loss Per Share

         Net loss per share for the three month period ended March 31, 2002 and 2001 is based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

         Shares used in the computation of net loss per share for the three-month period ended March 31, 2002 and 2001 were 8,846,805 and 6,974,226, respectively. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of stock options and warrants, as the effect of such exercises would be anti-dilutive.

Reclassifications

         Certain amounts in prior periods have been reclassified to conform with the current period presentation.

4.       Credit Facility

         On October 25, 2001, the Company executed an unsecured promissory note evidencing a $250,000 loan made to the Company by Southern Spear, Inc., a stockholder of the Company, the proceeds of which were used for general working capital purposes. The note bore interest at a rate of 8% and was payable on the earlier of 60 days from the date of the note or 5 business days after receipt by the Company of payment of certain outstanding accounts receivable. The maturity date of the note was subsequently amended to January 31, 2002, at which time the note was repaid in full.

         Effective as of January 10, 2002, the Company entered into separate three-year revolving credit facilities totaling $1,250,000 with two lenders, DAMAD Holding AG ("DAMAD") and Bluwat AG, both of Switzerland. DAMAD is the parent company of Southern Spear, Inc. Both credit facilities provide interest at the prime rate plus 75 basis points, payable quarterly, and are secured by substantially all of the Company's assets and a limited guaranty by Gregory S. Frisby, the Company's Chairman and Chief Executive Officer, of one-third of the outstanding loan balance. At March 31, 2002, a total of $1,250,000 was outstanding under these credit facilities. In connection with the credit facilities, DAMAD became entitled to designate one nominee to the Company's Board of Directors, and the lenders received five-year warrants to purchase an aggregate of 868,055 shares of the Company's common stock at an exercise price of $1.44 per share. The warrants were assigned a fair value of $581,860. This value was calculated by computing the relative fair value of the warrants and the related issued debt. The fair value of the warrants was initially calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 2.5%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of 0.60 and an expected life of the warrants of 2 years.

5.       Joint Venture

         During the first quarter of 2000, the Company established Schoeller Frisby Technologies, GmbH, a joint venture with Schoeller Textil AG, to expand the distribution of the Company's products in Europe and elsewhere internationally. The Company owns 51% of the outstanding shares of the common stock of the joint venture and, accordingly, consolidates the joint venture. The joint venture began operations in January 2000.

         For the three-month period ended March 31, 2002, the Company recorded minority interest income of $19,572 compared to minority interest expense of $3,339 for the comparable period in 2001, which reflects the portion of the losses (in the case of the 2002 period) and the earnings (in the case of the 2001 period) of Schoeller Frisby Technologies GmbH that are applicable to Schoeller Textil AG's minority interest. The minority interest amount shown as a liability on the Company's Balance Sheet as of March 31, 2002 represents Schoeller Textil AG's share of the net liabilities of Schoeller Frisby Technologies GmbH.

6.       Goodwill and Other Intangibles

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement
142). These Statements change the accounting for business combinations, goodwill and intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their first fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The

Company was required to and did adopt Statements 141 and 142 in the third quarter of 2001, except with respect to the provisions of Statement 142 relating to goodwill and intangibles acquired prior to July 1, 2001, which was adopted in the first quarter of 2002. The Company is currently assessing the financial impact of Statements 141 and 142 and has not yet determined if the adoptions will have a significant effect on its consolidated results of operations or financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Due to the non-amortization provisions of the Statements, the Company anticipates that all amortization of goodwill, totaling approximately $105,000 per year, will be eliminated as a charge to earnings. At March 31, 2002, the Company had unamortized goodwill of approximately $810,000 that is subject to the transition provisions of the Statements.

         At March 31, 2002, the Company's intangible assets subject to amortization consisted of patents and trademarks of $94,268, net of accumulated amortization of $26,029, and a license agreement of $457,892, net of accumulated amortization of $246,558. For the three-month periods ended March 31, 2002 and 2001, the Company recognized amortization expense of $21,851 and $19,920, respectively. The Company estimates the aggregate amortization expense for each of the next five fiscal years to be approximately $90,000.

         The following table presents the impact of SFAS 142 on net loss and net loss per share for the three months ended March 31, 2002 and, assuming the Statement had then been in effect, for the three months ended March 31, 2001:


                                                                      Three Month Period Ended
                                                                              March 31,
                                                                  -----------------------------------
                                                                     2002                    2001
                                                                  -----------             -----------

Reported net loss                                                 $(1,282,873)            $(1,160,638)
Adjustments:
   Amortization of goodwill                                                --                  26,186
                                                                  -----------             -----------
Adjusted net loss                                                 $(1,282,873)            $(1,134,452)
                                                                  ===========             ===========

Reported net loss per common share - basic and diluted            $     (0.15)            $     (0.17)
                                                                  ===========             ===========

Adjusted net loss per common share - basic and diluted            $     (0.15)            $     (0.16)
                                                                  ===========             ===========

7.       Recent Accounting Pronouncements

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

8.       Commitments and Contingencies

         On September 25, 2001, Outlast Technologies, Inc. ("Outlast") filed a lawsuit against the Company in United States District Court, District of Colorado, alleging that Frisby's COMFORTEMP(R) nonwovens infringe at least one claim of a patent exclusively licensed to Outlast, US Patent 5,366,801. In its answer to the lawsuit, in addition to denying infringement, Frisby has counterclaimed against Outlast for tortious interference with existing and prospective business relations and/or contracts and also for trade libel. In mid-December 2001, Outlast filed a Motion for a Preliminary Injunction requesting the Court to enjoin Frisby from marketing COMFORTEMP(R) nonwovens prior to trial. In January 2002, the Company filed a Motion for Partial Summary Judgment of Non-Infringement in which it requested that the Court rule that non-infringement is established as a matter of law, as well as a brief opposing Outlast's motion for a preliminary injunction. The Company is confident that its COMFORTEMP(R) nonwovens do not infringe any claim of the referenced patent. No court date has yet been scheduled; however, the Court has advised the Company that it may hold a hearing within the next several months and could make a judgment in late 2002.

         On March 28, 2002, Triangle Research and Development Corporation of Raleigh, North Carolina ("TRDC") and certain of its employees and owners filed a civil suit against the Company and certain of its executive officers alleging breach of contract by Frisby for failure to pay royalties required under its license agreement with TRDC. The suit also alleges that the Company and its executive officers violated federal and state securities laws and engaged in unfair and deceptive trade practices with regard to the elimination of a put agreement entered into in connection with a stock option granted to TRDC pursuant to a September 1998 agreement between the Company and TRDC. The Company and its executive officers intend to defend this suit vigorously and currently expect that they will prevail. This suit is in the early stages and any impact of an unfavorable outcome is not estimatable at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD-LOOKING IN NATURE AND RELATE TO THE COMPANY'S PLANS, OBJECTIVES, ESTIMATES AND GOALS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "PROJECTS," "FORECASTS," "BELIEVES," AND "ESTIMATES," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS, IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ARE INHERENTLY UNCERTAIN, ARE SUBJECT TO RISKS AND UNCERTAINTIES AND SHOULD BE VIEWED WITH CAUTION. ACTUAL RESULTS AND EXPERIENCE MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER "BUSINESS -- ADDITIONAL FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS" IN THE COMPANY'S MOST RECENT ANNUAL REPORT ON FORM 10-KSB AND UNDER "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 6, 2002 AND, IN ADDITION, THE LEVEL OF ACCEPTANCE OF THE COMPANY'S THERMAL MANAGEMENT PRODUCTS BY CONSUMERS AND INDUSTRIAL PARTNERS BOTH DOMESTICALLY AND INTERNATIONALLY AND THE COMPANY'S ABILITY TO IDENTIFY, DEVELOP AND MARKET NEW PRODUCTS, TO DEVELOP, MAINTAIN OR EXPAND RELATIONSHIPS WITH CAPABLE SUPPLIERS, TO PROTECT ITS INTELLECTUAL PROPERTY ADEQUATELY AND TO SECURE CAPITAL AS AND WHEN NEEDED. THE COMPANY MAKES NO COMMITMENT TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO DISCLOSE ANY FACTS, EVENTS, OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY AFFECT THE ACCURACY OF ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

         The Company develops and markets innovative branded thermal management products for use in a broad range of consumer and industrial products. The Company's patented, branded products - COMFORTEMP(R) insulating and cooling materials and Thermasorb(R) thermal additives - provide thermal regulating benefits in both hot and cold environments. The Company's current products are used in end-products such as gloves, boots, athletic footwear, fashion apparel, performance outerwear and home furnishings.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH THE THREE-MONTH PERIOD ENDED MARCH 31, 2001.

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

         Total revenues for the three months ended March 31, 2002 decreased by $376,719 to $1,584,343 from $1,961,062 for the three months ended March 31, 2001.

         Approximate revenue generated by source was as follows:


                                                   Three-month period ended
                                    ----------------------------------------------------
                                    March 31, 2002      March 31, 2001           Change
                                    --------------      --------------          --------

Component products                    1,509,300            1,772,800            (263,500)
End-use products                         61,000              106,000             (45,000)
Other                                    14,000               82,200             (68,200)
                                      ---------            ---------            --------
             Total revenue            1,584,300            1,961,000            (376,700)
                                      =========            =========            ========


         The majority of the decrease in both the component products and end-use products revenue was in the consumer market segments, which the Company believes is attributable to the continuing global downturn in the consumer apparel, outdoor footwear and sporting goods market segments that reduced demand for the Company's COMFORTEMP(R) materials. These shortfalls were partially offset by increased revenues by the Company's majority-owned European affiliate, Schoeller Frisby Technologies, GmbH ("SFT"), based in Switzerland, whose component product sales increased approximately $157,000 for the three months ended March 31, 2002 as compared to the comparable prior year quarter. This increase can be attributed to new product introductions into markets outside the apparel and footwear markets, including the bedding and medical brace markets.

         In addition, the Company's other revenue for the three months ended March 31, 2002 was approximately $68,200 less than the comparable prior year quarter, with $76,000 resulting from an agreement between the Company and Outlast Technologies, Inc. ("Outlast") terminating royalty streams between the two companies.

         COST OF SALES. The Company's cost of sales consists primarily of: (i) direct and indirect costs incurred in connection with product sales; (ii) royalty payments required to be made in accordance with license agreements and
(iii) amortization expense related to fees paid by the Company in September 1998 to reduce its royalty payment obligation under a technology license. Total cost of sales for the three months ended March 31, 2002 decreased by $59,189 to $1,390,081 from $1,449,270 for the three months ended March 31, 2001.

         The components of cost of sales are approximately as follows:


                                                    Three-month period ended
                                       ----------------------------------------------------
                                       March 31, 2002      March 31, 2001           Change
                                       --------------      --------------          --------

Component & end-use products             1,351,900            1,283,500              68,400
Royalties & other                           20,600              148,200            (127,600)
Amortization                                17,600               17,600                  --
                                         ---------            ---------            --------
          Total cost of sales            1,390,100            1,449,300             (59,200)
                                         =========            =========            ========


         The increased cost of sales related to component and end-use products, despite the decreased sales levels discussed above, resulted from: (i) a higher mix of lower margin SFT sales and Thermasorb(R) additive sales compared to the comparable prior year quarter; (ii) reduced sales levels in the traditionally higher margin consumer apparel, outdoor footwear and sporting goods market segments; and (iii) an increase in early payment discounts afforded to customers to improve cash flow for the Company. The lower royalty expense results from the termination of royalties under the Outlast agreement mentioned above.

         As a result of the foregoing, gross profit for the three months ended March 31, 2002 decreased by $317,530 to $194,262, or 12.3% of net revenues, compared to $511,792, or 26.1% of net revenues, for the three months ended March 31, 2001.

         SELLING AND MARKETING EXPENSE. Selling and marketing expenses for the three months ended March 31, 2002 decreased by $127,027 to $855,791 from $982,818 for the three months ended March 31, 2001. This decrease is primarily the result of continued reductions in, and more cost-effective methods of, advertising and promotion resulting in expense reductions totaling approximately $161,000, partially offset by higher sales-related commission expense of approximately $38,000 related to increased SFT sales.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the three months ended March 31, 2002 decreased by $77,323 to $588,800 from $666,123 for the three months ended March 31, 2001. The majority of this decrease can be attributed to: lower employee benefit costs of approximately $13,200; the elimination of goodwill amortization in accordance with SFAS Statement 142 and other reductions in depreciation of approximately $35,700; and a reduction in equipment leasing costs of $20,500 resulting from the Company's buy-out of its computer leases during the fourth quarter of 2001.

         INTEREST INCOME. Interest income for the three months ended March 31, 2002 was $1,328 compared to $13,233 for the three months ended March 31, 2001, reflecting lower average cash balances during the first quarter of 2002 compared to the same period in 2001 and lower overall interest rates.

         INTEREST EXPENSE. Interest expense for the three months ended March 31, 2002 was $54,483 compared to $33,073 for the comparable period in 2001. This increase can be attributed to the $43,093 debt discount associated with the Company's three-year revolving credit facilities, partially offset by lower interest rates and lower average loan balances outstanding as compared with the same period last year.

         MINORITY INTEREST. Minority interest represents Schoeller Textil AG's 49% interest in the net income or loss of SFT. For the three-month period ended March 31, 2002, the Company recorded minority interest income of $19,572 compared to minority interest expense of $3,339 for the comparable period in 2001. The income is reflective of the losses of SFT during the first quarter of 2002 as compared to the operating profit realized during the first quarter of 2001.

         NET LOSS. As a result of the foregoing, the net loss for the three months ended March 31, 2002 increased 10.5% to $1,282,873 from $1,160,638 for the three months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

         From its inception through March 31, 2002, the Company has incurred cumulative losses of approximately $21,904,000. The Company has financed its operations to date through borrowings, the issuance of common stock and convertible preferred stock and research and development contracts relating to United States Government programs.

         At March 31, 2002, the Company had working capital of $1,561,004, including cash of $361,764, accounts receivable of $1,496,417, inventory of $1,532,519 and other current assets of $186,938, offset by accounts payable of $1,138,773, accrued expenses and other current liabilities of $840,361 and license fees payable of $37,500.

         Cash used by operating activities was $1,002,564 and $775,441 for the three months ended March 31, 2002 and 2001, respectively, with the principal contributing factor being the net loss for each of the respective periods. Cash used by investing activities was $3,850 for the three months ended March 31, 2002, which consisted of expenditures for property and equipment, compared to $20,451 for the three months ended March 31, 2001, which consisted primarily of expenditures related to patent development and other intellectual property. Cash provided by financing activities was $993,964 for the three months ended March 31, 2002 resulting from proceeds for the line of credit, partially offset by the extinguishment of unsecured debt. Cash provided by financing activities was $54,128 for the three months ended March 31, 2001 representing net advances on the line of credit.

         The Company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes. Through March 31, 2002, the Company has generated net operating loss carryforwards in excess of $19,500,000 that may be available to reduce future taxable income and future tax liabilities. These carryforwards expire incrementally in years through 2022. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the IPO, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

         On October 25, 2001, the Company executed an unsecured promissory note evidencing a $250,000 loan made to the Company by Southern Spear, Inc., a stockholder, the proceeds of which were used for general working capital purposes. The note bore interest at a rate of 8% and was payable on the earlier of 60 days from the date of the note or 5 business days after receipt by the Company of payment of certain outstanding accounts receivable. The maturity date of the note was subsequently amended to January 31, 2002, at which time the note was repaid in full.

         Effective as of January 10, 2002, the Company entered into separate three-year revolving credit facilities totaling $1,250,000 with two lenders, DAMAD Holding AG ("DAMAD") and Bluwat AG, both of Switzerland. DAMAD is the parent company of Southern Spear, Inc., a stockholder of the Company. Both credit facilities provide interest at the prime rate plus 75 basis points, payable quarterly, and are secured by substantially all of the Company's assets and a limited guaranty by Gregory S. Frisby, the Company's Chairman and Chief Executive Officer, of one-third of the outstanding loan balance. In connection with the credit facilities, DAMAD became entitled to designate one nominee to the Company's Board of Directors, and the lenders received five-year warrants to purchase an aggregate of 868,055 shares of the Company's common stock at an exercise price of $1.44 per share. At March 31, 2002, a total of $1,250,000 was outstanding under these credit facilities.

         Based on its current operating plan, the Company projects that the cash available as a result of the financing activity mentioned above, cash flow from operations and the available line of credit will be sufficient to satisfy its operational and capital requirements through the middle of June 2002. Accordingly, the Company is actively seeking additional capital and is currently in discussions with a significant stockholder regarding providing the Company with additional capital in the form of debt or equity. However, as yet the Company has no firm commitments for any future funding and may not be able to obtain additional capital in the future on satisfactory terms, or at all. If the Company does not obtain additional financing, it would be unable to continue its current operating plan after mid-June 2002, which would have a material adverse effect on its business, financial condition and results of operations.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 25, 2001, Outlast Technologies, Inc. ("Outlast") filed a lawsuit against the Company in United States District Court, District of Colorado, alleging that Frisby's COMFORTEMP(R) nonwovens infringe at least one claim of a patent exclusively licensed to Outlast, US Patent 5,366,801. In its answer to the lawsuit, in addition to denying infringement, Frisby has counterclaimed against Outlast for tortious interference with existing and prospective business relations and/or contracts and also for trade libel. In mid-December 2001, Outlast filed a Motion for a Preliminary Injunction requesting the Court to enjoin Frisby from marketing COMFORTEMP(R) nonwovens prior to trial. In January 2002, the Company filed a Motion for Partial Summary Judgment of Non-Infringement in which it requested that the Court rule that non-infringement is established as a matter of law, as well as a brief opposing Outlast's motion for a preliminary injunction. The Company is confident that its COMFORTEMP(R) nonwovens do not infringe any claim of the referenced patent. No court date has yet been scheduled; however, the Court has advised the Company that it may hold a hearing within the next several months and could make a judgment in late 2002.

         On March 28, 2002, Triangle Research and Development Corporation of Raleigh, North Carolina ("TRDC") and certain of its employees and owners filed a civil suit in Wake County Superior Court in Raleigh, North Carolina against the Company and certain of its executive officers alleging breach of contract by Frisby for failure to pay royalties required under its license agreement with TRDC. The suit also alleges that the Company and its executive officers violated federal and state securities laws and engaged in unfair and deceptive trade practices with regard to the elimination of a put agreement entered into in connection with a stock option granted to TRDC pursuant to a September 1998 agreement between the Company and TRDC. The Company and its executive officers intend to defend this suit vigorously and are considering filing counterclaims against TRDC.

Item 2.  Changes in Securities and Use of Proceeds

         Effective as of January 10, 2002, the Company issued warrants to purchase an aggregate of 868,055 shares of the Company's common stock at an exercise price of $1.44 per share to two lenders in connection with credit facilities totaling $1,250,000. The Company issued these warrants in reliance on the exemption from registration provided in Section 4(2) of the Securities Act and Rule 506 promulgated thereunder based on the nature of, and representations received from, the lenders, including without limitation with regard to their status as accredited investors.

         On January 14, 2002, the Company issued 1,877 shares of its common stock to a law firm in consideration for legal services rendered. The Company issued these shares in reliance on the exemption from registration provided in
Section 4(2) of the Securities Act based on the recipient's sophistication in financial matters, access to material information and status as an accredited investor.

         On January 15 and 16, 2002, the Company issued an aggregate of 82,730 shares of its common stock to a single recipient in payment of the Company's obligation under a sponsorship agreement with respect to the Company's sponsorship of the United States ski team. The Company issued these shares in reliance on the exemption from registration provided in Section 4(2) of the Securities Act and Rule 506 promulgated thereunder based on the nature of, and representations received from, the recipient, including without limitation with regard to its status as an accredited investor.

Item 5.  Other Information

         The Company's 2002 Annual Meeting of Stockholders is currently scheduled for June 18, 2002, which is more than thirty days prior to the anniversary of its 2001 Annual Meeting. Pursuant to Rule 14a-5(f) promulgated under the Securities Exchange Act of 1934, the Company hereby provides notice that, pursuant to the Company's certificate of incorporation, stockholder proposals for the annual meeting must be submitted to the Secretary of the Company in writing not later than June 1, 2002. Such notice shall set forth as to each matter the stockholder proposes to bring before the annual meeting: (1) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the meeting; (2) the name and address, as they appear on the Company's minute books, of the stockholder proposing such business, (3) the class, series and number of shares of the Company which are beneficially owned by the stockholder; and (4) any material interest of the stockholder in such business.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Option Cancellation Agreement dated effective April 15, 2002 between the Company and Gregory S. Frisby.

                  10.2 Option Cancellation Agreement dated effective April 15, 2002 between the Company and Jeffry D. Frisby.

         (b)      Reports on Form 8-K

         During the quarter ended March 31, 2002, the Company filed no reports on Form 8-K.

         Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated:  May 15, 2002


                                    FRISBY TECHNOLOGIES, INC.


                                    By:  /s/  Gregory S. Frisby
                                       ----------------------------------------
                                       Gregory S. Frisby
                                       Chief Executive Officer


                                    By:  /s/  John L. Ruggiero
                                       ----------------------------------------
                                       John L. Ruggiero
                                       Chief Financial Officer