Form 10QSB
period 2002-06-30
FRISBY TECHNOLOGIES INC
filed 2002-08-14
CIK 1051904

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

                  For the quarterly period ended June 30, 2002

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

                                Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of August 12, 2002 was 8,875,351.

                           FRISBY TECHNOLOGIES, INC.

                                     INDEX

                                                                                                   PAGE NO.
                                                                                                   --------

Part I            Financial Information

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheet - June 30, 2002 (unaudited)                               3

                  Consolidated Statements of Operations - Three-Month and
                  Six-Month Periods Ended June 30, 2002 (unaudited) and June
                  30, 2001 (unaudited) 4

                  Consolidated Statement of Stockholders' Equity - Six-Month Period
                  Ended June 30, 2002 (unaudited)                                                      5

                  Consolidated Statements of Cash Flows - Six-Month Period Ended
                  June 30, 2002 (unaudited) and June 30, 2001 (unaudited)                              6

                  Notes to Financial Statements - June 30, 2002 (unaudited)                            7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                           13
Part II           Other Information

Item 1.           Legal Proceedings                                                                   20

Item 2.           Changes in Securities and Use of Proceeds                                           21

Item 4.           Submission of Matters to Security Holders                                           21

Item 6.           Exhibits and Reports on Form 8-K                                                    23


                  Signatures                                                                          24

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           FRISBY TECHNOLOGIES, INC.
                           Consolidated Balance Sheet
                                 June 30, 2002
                                  (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                             $    258,103
Accounts receivable, less allowances                                     1,493,892
Inventory                                                                1,631,548
Prepaid expenses and other current assets                                  123,815
                                                                      ------------
             Current assets                                              3,507,358

Property and equipment, net                                                414,334
Intangible assets, net                                                   1,351,174
Other assets                                                               295,044
                                                                      ------------
             TOTAL ASSETS                                             $  5,567,910
                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                      $  1,373,825
Accrued expenses and other current liabilities                             940,411
License fees payable                                                        74,910
                                                                      ------------
                                                                         2,389,146
Revolving credit facility - net of debt discount                           759,713
Convertible debt                                                           111,425
                                                                      ------------
             Current liabilities                                         3,260,284

Other liabilities                                                          357,282

Minority interest                                                          (62,148)

Commitments and contingencies                                                   --

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                                          --
Common stock, $.001 par value; 30,000,000 shares authorized;
      8,866,067 shares issued and outstanding                                8,866
Additional paid-in capital                                              23,658,638
Common stock warrants outstanding                                          938,336
Unearned stock compensation                                                (22,274)
Accumulated deficit                                                    (22,571,074)
                                                                      ------------
      Total stockholders' equity                                         2,012,492
                                                                      ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  5,567,910
                                                                      ============


                            See accompanying notes.

                           FRISBY TECHNOLOGIES, INC.
                     Consolidated Statements of Operations
                                  (unaudited)

                                                         Three-Month Period Ended             Six-Month Period Ended
                                                                  June 30                             June 30
                                                       -----------------------------       -----------------------------
                                                          2002               2001              2002              2001
                                                       -----------       -----------       -----------       -----------

Net revenues                                           $ 1,975,202       $ 1,466,903       $ 3,559,545       $ 3,427,965

Cost of sales                                            1,550,754           969,194         2,940,835         2,418,464
                                                       -----------       -----------       -----------       -----------

Gross profit                                               424,448           497,709           618,710         1,009,501

Operating expenses:
       Sales and marketing                                 503,663           653,322         1,359,454         1,636,140
       General and administrative                          544,000           740,347         1,132,800         1,406,470
                                                       -----------       -----------       -----------       -----------
                                                         1,047,663         1,393,669         2,492,254         3,042,610

Loss from operations                                      (623,215)         (895,960)       (1,873,544)       (2,033,109)

Interest income                                                813             7,974             2,141            21,207
Interest expense                                           (65,894)          (93,742)         (120,376)         (126,815)
Other income (expense), net                                     (3)            1,428             1,036             1,118
Minority interest                                           21,716            22,032            41,288            18,693
                                                       -----------       -----------       -----------       -----------

Loss before provision for income taxes                    (666,583)         (958,268)       (1,949,455)       (2,118,906)
Provision for income taxes                                      --                --                --                --
                                                       -----------       -----------       -----------       -----------

Net loss                                               $  (666,583)      $  (958,268)      $(1,949,455)      $(2,118,906)
                                                       ===========       ===========       ===========       ===========

Net loss per common share - basic and diluted          $     (0.07)      $     (0.13)      $     (0.22)      $     (0.30)
                                                       ===========       ===========       ===========       ===========

                            See accompanying notes.

                           FRISBY TECHNOLOGIES, INC.
            Consolidated Statement of Stockholders' Equity (Deficit)
                                  (unaudited)

                                                                             Common
                                                              Additional      Stock     Unearned
                                                               Paid-in       Warrants     Stock       Accumulated
                                         Common Stock          Capital     Outstanding Compensation     Deficit           Total
                                      -------------------    -----------   ----------- ------------   ------------     -----------
                                        Shares     Amount
Balance at December 31, 2001          8,771,656    $8,772    $23,532,941     $303,800    $(28,873)    $(20,621,619)    $ 3,195,021

Net Loss                                     --        --             --           --          --       (1,949,455)     (1,949,455)

Issuance of Common Stock
 and Common Stock Warrants
 for services                            90,152        90        168,799       52,676          --               --         221,565

Issuance of Common Stock
 Warrants related to revolving
  credit facility                            --        --             --      581,860          --               --         581,860

Expenses related to the issuance
 and registration of securities              --        --        (51,424)          --          --               --         (51,424)

Amortization of unearned
 stock compensation                          --        --             --           --       6,599               --           6,599

Issuance of Common Stock -
 Employee Stock Purchase Plan             4,259         4          8,322           --          --               --           8,326
                                      ---------    ------    -----------     --------    --------     ------------     -----------

Balance at June 30, 2002              8,866,067    $8,866    $23,658,638     $938,336    $(22,274)    $(22,571,074)    $ 2,012,492
                                      =========    ======    ===========     ========    ========     ============     ===========

                             See accompanying notes

                           FRISBY TECHNOLOGIES, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                           Six-month period ended
                                                                                   June 30,
                                                                         -----------------------------
                                                                            2002              2001
                                                                         -----------       -----------
OPERATING ACTIVITIES:
Net loss                                                                 $(1,949,455)      $(2,118,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                153,574           222,282
Non cash consulting and other expenses                                       228,164            52,752
Amortization of debt discount                                                 91,573            52,941
Provision for doubtful accounts and returns                                 (112,186)          (91,580)
    Changes in assets and liabilities:
Accounts receivable                                                          315,198           232,589
Inventories                                                                   66,046           168,407
Other current assets                                                          25,807           (84,720)
Other non-current assets                                                      (3,487)          (53,065)
Accounts payable                                                             134,117           387,369
Accrued expenses and other liabilities                                      (103,385)         (419,466)
License fees payable                                                         (15,322)         (115,140)
                                                                         -----------       -----------
Net cash used in operating activities                                     (1,169,356)       (1,766,537)
                                                                         -----------       -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                                           (4,027)           (6,793)
Purchase of intangible assets                                                (11,055)          (29,607)
                                                                         -----------       -----------
Net cash used in investing activities                                        (15,082)          (36,400)
                                                                         -----------       -----------

FINANCING ACTIVITIES:
Net proceeds from line of credit                                           1,250,000        (1,453,469)
Net proceeds from convertible debt                                           111,425         1,500,000
Extinguishment of unsecured debt                                            (250,000)               --
Proceeds from employee stock purchases                                         8,326             8,328
Proceeds from private placement - net                                             --           797,562
Payments related to issuance and registration of securities                  (51,424)               --
                                                                         -----------       -----------
Net cash provided by financing activities                                  1,068,327           852,421
                                                                         -----------       -----------

Net decrease in cash and cash equivalents                                   (116,111)         (950,516)
Cash and cash equivalents - beginning of period                              374,214         1,024,636
                                                                         -----------       -----------
Cash and cash equivalents - end of period                                $   258,103       $    74,120
                                                                         ===========       ===========

                             See accompanying notes

                           FRISBY TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (UNAUDITED)

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

         Since its inception, the Company has devoted substantial effort towards building sales and marketing infrastructure, conducting product research and development and raising capital. In the course of such activities, the Company has sustained operating losses and currently expects such losses to continue in the near future. The Company continues to focus on gaining market acceptance of its thermal management products and raising capital in order to help finance operations. The Company's accumulated deficit aggregated $22,571,074 through June 30, 2002.

         The Company's ability to meet its business plan objectives is dependent upon its ability to raise additional financing, substantiate its technology and, ultimately, to fund its operations from revenues. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations in 2002 with a combination of stock issuances, availability under its credit facilities and revenues from product sales. The Company is actively attempting to secure financing and continues to take steps to increase sales and minimize operating expenses. However, there are no assurances that the Company will be successful in increasing the profitability of the products it sells or obtaining the capital needed for the long-term development and commercialization of its products. If the Company does not obtain additional capital, it may be unable to continue its current operating plan after December 31, 2002, which would have a material adverse effect on its business, financial condition and results of operations.

2.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

3.       Summary of Significant Accounting Policies

Net Loss Per Share

         Net loss per share for the three- and six-month periods ended June 30, 2002 and 2001 is based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

         Shares used in the computation of net loss per share for the three- and six-month periods ended June 30, 2002 were 8,864,117 and 8,855,509, respectively. Shares used in the computation of net loss per share for the three- and six-month periods ended June 30, 2001 were 7,096,578 and 7,035,740, respectively. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of stock options and warrants, as the effect of such exercises would be anti-dilutive.

Reclassifications

         Certain amounts in prior periods have been reclassified to conform with the current period presentation.

4.       Credit Facilities

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

         Effective as of January 10, 2002, the Company entered into separate three-year revolving credit facilities totaling $1,250,000 with two lenders, DAMAD Holding AG ("DAMAD") and Bluwat AG ("Bluwat"), both of Switzerland. DAMAD is the parent company of Southern Spear, Inc. Both credit facilities provide interest at the prime rate plus 75 basis points, payable quarterly, and are secured by substantially all of the Company's assets and a limited guaranty by Gregory S. Frisby, the Company's Chairman and Chief Executive Officer, of one-third of the outstanding loan balance. At June 30, 2002, the Company was not in compliance with certain covenants required by the credit facilities and received a waiver of compliance from the lenders. Because the waiver does not extend beyond a twelve-month period, it was necessary to classify the indebtedness as a current liability. At June 30, 2002, a total of $1,250,000 was outstanding under these credit facilities. In connection with the credit facilities, DAMAD became entitled to designate one nominee to the Company's Board of Directors, but did not designate a nominee for election at the Company's 2002 annual meeting of stockholders. The lenders received five-year warrants to purchase an aggregate of 868,055 shares of the Company's common stock at an exercise price of $1.44 per share, subject to adjustment in the event of certain dilutive issuances by the Company. The warrants were assigned a fair value of $581,860. This value was calculated by computing the relative fair value of the warrants and the related issued debt. The fair value of the warrants was initially calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 2.5%; no dividend yield; volatility factor of the expected market price of the Company's common stock of
0.60 and an expected life of the warrants of 2 years.

         Effective as of June 3, 2002, the Company entered into separate two-year revolving credit facilities totaling a maximum of $600,000. The credit facilities were provided in equal parts by two current stockholders of the Company based in Luxembourg, MUSI Investments S.A. ("MUSI") and Finpart International S.A. ("Finpart"), a wholly owned subsidiary of Fin.part. SpA. Each of the credit facilities accrues interest at the prime rate plus 0.75%, is available to fund certain employee-related expenses, has a maturity date of June 3, 2004 and is secured by a third security interest in certain of the Company's assets. At June 30, 2002, the Company was not in compliance with certain covenants required by the credit facilities and received a waiver of compliance from the lenders. Because the waiver does not extend beyond a twelve-month period, it was necessary to classify the indebtedness as a current liability. All or any portion of the outstanding principal and accrued interest is convertible into shares of the Company's common stock based on a conversion price equal to the lesser of the 30-day trailing average closing price of the common stock on the NASDAQ stock market on the date of conversion and the then-effective exercise price of certain warrants issued in connection with the Company's credit facilities with DAMAD and Bluwat described above. Each of MUSI and Finpart also has the right to purchase shares of the Company's common stock in an amount equal to $300,000 less the outstanding principal amount converted or convertible under its credit facility, at a per share price equal to the conversion price; provided that the number of shares issuable in connection with the credit facilities, together, shall not exceed 1,764,347 in the aggregate. On July 24, 2002 the loan agreement with, and convertible promissory note issued to, MUSI was amended to increase the amount available under that credit facility by $50,000 and to provide some additional flexibility for the use of proceeds, with all other terms and conditions remaining unchanged. At June 30, 2002, a total of $111,425 was outstanding under these credit facilities.

5.       Joint Venture

         During the first quarter of 2000, the Company established Schoeller Frisby Technologies, GmbH ("SFT"), a joint venture with Schoeller Textil AG, to expand the distribution of the Company's products in Europe and elsewhere internationally. The Company owns 51% of the outstanding shares of the common stock of the joint venture and, accordingly, consolidates the joint venture. The joint venture began operations in January 2000.

         For the six-month period ended June 30, 2002, the Company recorded minority interest income of $41,288 compared to $18,693 for the comparable period in 2001, which reflects the portion of the losses of SFT that are applicable to Schoeller Textil AG's minority interest. The minority interest amount shown as a liability on the Company's Balance Sheet as of June 30, 2002 represents Schoeller Textil AG's share of the net liabilities of SFT.

6.       Goodwill and Other Intangibles

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement
142). These Statements change the accounting for business combinations, goodwill and intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their first fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company was required to and did adopt Statements 141 and 142 in the third quarter of 2001, except with respect to the provisions of Statement 142 relating to goodwill and intangibles acquired prior to July 1, 2001, which was adopted in the first quarter of 2002. The Company is currently assessing the financial impact of Statement 142 and has identified indicators of impairment of goodwill. The Company expects to complete the measurement of the impairment loss and record same in the third quarter as a cumulative effect of a change in accounting principle and estimates the impairment loss to be between $375,000 and $625,000. At June 30, 2002, the Company had unamortized goodwill of approximately $810,000 that is subject to the transition provisions of the Statements.

         At June 30, 2002, the Company's intangible assets subject to amortization consisted of patents and trademarks of $101,217, net of accumulated amortization of $30,135, and a license agreement of $440,281, net of accumulated amortization of $264,169. For the six-month periods ended June 30, 2002 and 2001, the Company recognized amortization expense of $43,568 and $40,559, respectively. The Company estimates the aggregate amortization expense for each of the next five fiscal years to be approximately $90,000.

         The following table presents the impact of SFAS 142 on net loss and net loss per share for the three- and six-month periods ended June 30, 2002 and 2001:

                                                                   Three-Month Period Ended             Six-Month Period Ended
                                                                          June 30,                            June 30,
                                                                -----------------------------       -----------------------------
                                                                   2002               2001              2002              2001
                                                                -----------       -----------       -----------       -----------
Reported net loss                                               $  (666,582)      $  (958,268)      $(1,949,455)      $(2,118,906)
Adjustments:
  Amortization of goodwill                                               --            26,185                --            52,371
                                                                -----------       -----------       -----------       -----------
Adjusted net loss                                               $  (666,582)      $  (932,083)      $(1,949,455)      $(2,066,535)
                                                                ===========       ===========       ===========       ===========
Reported net loss per common share - basic and diluted          $     (0.07)      $     (0.13)      $     (0.22)      $     (0.30)
                                                                ===========       ===========       ===========       ===========
Adjusted net loss per common share - basic and diluted          $     (0.07)      $     (0.13)      $     (0.22)      $     (0.29)
                                                                ===========       ===========       ===========       ===========

7.       Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which is effective for fiscal years beginning after December 15, 2001. This Statement supersedes Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. Statement 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met in order to classify an asset as held for sale. The provisions of Statement 144 generally are to be applied prospectively. The Company does not expect the adoption of Statement 144 to have a material impact on its consolidated results of operations or financial position.

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

         On March 28, 2002, Triangle Research and Development Corporation of Raleigh, North Carolina ("TRDC") and certain of its employees and owners filed a civil suit in Wake County Superior Court in Raleigh, North Carolina against the Company and certain of its executive officers alleging breach of contract by Frisby for failure to pay royalties required under its license agreement with TRDC and seeking damages. The suit also alleges that the Company and its executive officers violated federal and state securities laws and engaged in unfair and deceptive trade practices with regard to the elimination of a put agreement entered into in connection with a stock option granted to TRDC pursuant to a September 1998 agreement between the Company and TRDC. On May 29, 2002 the Company and its executive officers submitted their response. In its Answer and Counterclaims, in addition to denying any wrongdoing by the Company and the executive officers named in the suit, the Company filed counterclaims against TRDC and certain of its executive officers alleging breach of contract, negligence, fraud, and unfair and deceptive trade practices. This suit is in the early stages and any impact of an unfavorable outcome is not currently estimatable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD-LOOKING IN NATURE AND RELATE TO THE COMPANY'S PLANS, OBJECTIVES, ESTIMATES AND GOALS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "PROJECTS," "FORECASTS," "BELIEVES," AND "ESTIMATES," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS, IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ARE INHERENTLY UNCERTAIN, ARE SUBJECT TO RISKS AND UNCERTAINTIES AND SHOULD BE VIEWED WITH CAUTION. ACTUAL RESULTS AND EXPERIENCE MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH IN THIS SECTION UNDER "ADDITIONAL BUSINESS RISKS" AND UNDER "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 30, 2002 AND, IN ADDITION, THE LEVEL OF ACCEPTANCE OF THE COMPANY'S THERMAL MANAGEMENT PRODUCTS BY CONSUMERS AND INDUSTRIAL PARTNERS BOTH DOMESTICALLY AND INTERNATIONALLY AND THE COMPANY'S ABILITY TO IDENTIFY, DEVELOP AND MARKET NEW PRODUCTS, TO DEVELOP, MAINTAIN OR EXPAND RELATIONSHIPS WITH CAPABLE SUPPLIERS, TO PROTECT ITS INTELLECTUAL PROPERTY ADEQUATELY AND TO SECURE CAPITAL AS AND WHEN NEEDED. THE COMPANY MAKES NO COMMITMENT TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO DISCLOSE ANY FACTS, EVENTS, OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY AFFECT THE ACCURACY OF ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

         The Company develops and markets innovative branded thermal management products for use in a broad range of consumer and industrial products. The Company's patented, branded products - COMFORTEMP(R) and Thermasorb(R) thermal additives - provide thermal balancing benefits in both hot and cold environments. The Company's current products are used in end-products such as gloves, boots, athletic footwear, intimate apparel, fashion apparel, performance outerwear, bedding, medical bracing, protective apparel and food service delivery products.

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 COMPARED WITH THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2001.

         REVENUES. The Company generates revenue primarily from two sources:
(i) sales of its Thermasorb(R) and COMFORTEMP(R) products for use as component products in its licensees'/customers' finished products and (ii) the direct sale of selective end-use products containing COMFORTEMP(R) materials. Revenue is also generated from license fees and royalties from the use of Thermasorb(R) and COMFORTEMP(R) trademarks by licensees/customers in end-use products.

         Total revenues for the three months ended June 30, 2002 increased by $508,299 to $1,975,202 from $1,466,903 for the three months ended June 30, 2001. Total revenues for the six-period ended June 30, 2002 increased $131,580 to $3,559,545 from $3,427,965 for the six-month period ended June 30, 2001.

         Approximate revenue generated by source was as follows:

                                                                 Three-month period ended
                                                        ----------------------------------------
                                                       June 30, 2002  June 30, 2001      Change
                                                       -------------  -------------     --------
Component products                                      $1,600,100      $1,257,300      $342,800
End-use products                                           324,400         208,200       116,200
Other                                                       50,700           1,400        49,300
                                                        ----------      ----------      --------
                                 Total revenue          $1,975,200      $1,466,900      $508,300
                                                        ==========      ==========      ========

                                                                  Six-month period ended
                                                        ----------------------------------------
                                                      June 30, 2002   June 30, 2001      Change
                                                      -------------   -------------     --------
Component products                                      $3,109,400      $3,030,200      $ 79,200
End-use products                                           385,400         314,200        71,200
Other                                                       64,700          83,600       (18,900)
                                                        ----------      ----------      --------
                                 Total revenue          $3,559,500      $3,428,000      $131,500
                                                        ==========      ==========      ========

         The majority of the increase for the quarter in the component products area can be attributed to increased revenues by the Company's majority-owned European affiliate, Schoeller Frisby Technologies, GmbH ("SFT"), based in Switzerland, whose component product sales increased approximately $447,000 for the three months ended June 30, 2002 as compared to the comparable prior year quarter. This increase in SFT component product sales is attributable to volume increases resulting from new product introductions in markets outside the apparel and footwear markets, including the bedding and medical brace markets. The increase in end-use product sales for this period resulted from the introduction of a new footwear program. The increase in other revenues relates to a United States government research project. There were no research project revenues recorded during 2001.

         The increases in both component product and end-use product sales for the six-month period ended June 30, 2002 compared to 2001 is the result of the increased component product sales of SFT and the new footwear program previously mentioned, partially offset by shortfalls in other consumer market segments, including the apparel and sporting goods market segments, that reduced demand for the Company's COMFORTEMP(R) materials.

         In addition, the Company's other revenue for the six months ended June 30, 2002 was approximately $18,900 less than the comparable prior year period, with the majority of the variance resulting from an agreement between the Company and Outlast Technologies, Inc.

("Outlast") terminating royalty streams between the two companies, partially offset by the U.S. government research project revenue recorded in the second quarter 2002.

         COST OF SALES. The Company's cost of sales consists primarily of: (i) direct and indirect costs incurred in connection with product sales; (ii) royalty payments required to be made in accordance with license agreements and
(iii) amortization expense related to fees paid by the Company in September 1998 to reduce its royalty payment obligation under a technology license. Total cost of sales for the three months ended June 30, 2002 increased by $581,560 to $1,550,754 from $969,194 for the three months ended June 30, 2001. Total cost of sales for the six-month period ended June 30, 2002 increased by $522,371 to $2,940,835 from $2,418,464 for the six-month period ended June 30, 2001.

The components of cost of sales are approximately as follows:

                                                                 Three-month period ended
                                                        -----------------------------------------
                                                      June 30, 2002    June 30, 2001      Change
                                                      -------------    -------------     --------
Component & end-use products                            $1,508,400      $1,028,200       $480,200
Royalties & other                                           24,800         (76,600)       101,400
Amortization                                                17,600          17,600             --
                                                        ----------      ----------       --------
                           Total cost of sales          $1,550,800      $  969,200       $581,600
                                                        ==========      ==========       ========

                                                                  Six-month period ended
                                                        ----------------------------------------
                                                      June 30, 2002    June 30, 2001     Change
                                                      -------------    -------------    --------
Component & end-use products                            $2,860,200      $2,311,700      $548,500
Royalties & other                                           45,400          71,600       (26,200)
Amortization                                                35,200          35,200            --
                                                        ----------      ----------      --------
                           Total cost of sales          $2,940,800      $2,418,500      $522,300
                                                        ==========      ==========      ========

         The increased cost of sales related to component and end-use products for both the three-month and six-month periods can be attributed to: (i) the increased sales levels previously discussed; and (ii) a higher mix of lower margin SFT sales and Thermasorb(R) additive sales, compared to the comparable prior year quarter. The lower royalty expense results from the termination of royalties under the Outlast agreement mentioned above.

         As a result of the foregoing and coupled with the introduction of early payment discounts afforded to customers to improve cash flow for the Company, gross profit for the three months ended June 30, 2002 decreased by $73,261 to $424,448, or 21.5% of net revenues, compared to $497,709, or 33.9%
of net revenues, for the three months ended June 30, 2001. For the six-month period ended June 30, 2002 gross profit decreased by $390,791 to $618,710, or 17.4% of net revenues, compared to $1,009,501, or 29.4% of net revenues, for the six-month period ended June 30, 2001.

         SELLING AND MARKETING EXPENSE. Selling and marketing expenses for the three months ended June 30, 2002 decreased by $149,659 to $503,663 from $653,322 for the three months ended June 30, 2001. The majority of this decrease is the result of: continued reductions in, and more cost-effective methods of, advertising and promotion resulting in expense reductions totaling approximately $89,000; reductions in the areas of product development and outside consulting fees of approximately $60,000; and reduced employee related costs totaling approximately $56,000 resulting from staff reductions and modifications to employee benefit programs. The expense reductions were partially offset by higher sales-related commission expense of approximately $38,000 related to increased SFT sales. For the six-month period ended June 30, 2002 sales and marketing expenses decreased $276,686 to $1,359,454 compared to $1,636,140 for the six-month period ended June 30, 2001. This decrease can be attributed to the same areas of cost reduction as outlined for the quarter: advertising and promotion reductions of approximately $235,000; product development cost and outside consulting fee reductions of approximately $36,000; and employee related cost reductions of approximately $87,000; partially offset by higher sales-related commission expense of approximately $85,000.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the three months ended June 30, 2002 decreased by $196,347 to $544,000 from $740,347 for the three months ended June 30, 2001. The majority of this decrease can be attributed to: the elimination of goodwill amortization in accordance with SFAS Statement 142 and other reductions in depreciation of approximately $34,000; lower taxes and license fees of approximately $44,000; reduced investor relations costs of approximately $18,000; lower rents resulting from the elimination of certain equipment leases of $18,000; and reduced employee related costs totaling approximately $27,000 resulting from staff reductions and modifications to employee benefit programs. For the six-month period ended June 30, 2002 general and administrative expenses decreased $273,670 to $1,132,800 compared to $1,406,470 for the six-month period ended June 30, 2001, the majority of which is attributable to the same cost reduction efforts outlined above for the quarter: reduced depreciation and amortization expenses of approximately $70,000; lower rent and utility costs of approximately $48,000; reduced professional fees of approximately $16,000; lower taxes and license fees of approximately $49,000; reduced provisions for bad debt of approximately $15,000; and reduced employee related costs of approximately $42,000.

         INTEREST INCOME. Interest income for the three months ended June 30, 2002 was $813 compared to $7,974 for the three months ended June 30, 2001. For the six-month period ended June 30, 2002 interest income decreased $19,066 to $2,141 compared to $21,207 for the six-month period ended June 30, 2001. Both the quarter and six month decreases reflect lower average cash balances during 2002 compared to the same period in 2001 and lower overall interest rates.

         INTEREST EXPENSE. Interest expense for the three months ended June 30, 2002 was $65,894 compared to $93,742 for the comparable period in 2001 due to lower average outstanding indebtedness balances, lower interest rates and lower amortization of debt discount during the second quarter of 2002 compared to 2001. The debt discount reflected in the second quarter of 2002 relates to the Company's outstanding three-year revolving credit facilities, while the debt discount reflected in the second quarter of 2001 related to the Company's prior credit facility with MUSI Investments S.A., which has since been converted into equity.

         For the six-month period ended June 30, 2002 interest expense decreased $6,439 to $120,376 compared to $126,815 for the six-month period ended June 30, 2001, due to lower average outstanding indebtedness balances and lower interest rates mostly offset by higher amortization of debt discount during the six months ended June 30, 2002 compared to the comparable prior year period. Debt discount for the six-month period ended June 30, 2002 was approximately $91,500 compared to $52,900 for the comparable prior year period.

         MINORITY INTEREST. Minority interest represents Schoeller Textil AG's 49% interest in the net income or loss of SFT. For the three-month period ended June 30, 2002, the Company recorded minority interest income of $21,716 compared to $22,032 for the comparable period in 2001. For the six-month period ended June 30, 2002 the Company recorded minority interest income of $41,288 compared to $18,693 for the comparable period in 2001. The income reflects the losses of SFT during the second quarter and first six months of 2002 and 2001.

         NET LOSS. as a result of the foregoing, the net loss for the three months ended June 30, 2002 decreased 30.4% to $666,583 from $958,268 for the three months ended June 30, 2001. For the six-month period ended June 30, 2002 the net loss decreased 8.0% to $1,949,455 from $2,118,906 for the comparable 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through June 30, 2002, the Company has incurred cumulative losses of approximately $22,571,000. The Company has financed its operations to date through borrowings, the issuance of common stock and convertible preferred stock and research and development contracts relating to United States government programs.

         At June 30, 2002, the Company had working capital of $247,074, including cash of $258,103, accounts receivable of $1,493,892, inventory of $1,631,548 and other current assets of $123,815, offset by accounts payable of $1,373,825, accrued expenses and other current liabilities of $940,411, license fees payable of $74,910, revolving credit facilities net of debt discount of $759,713 and convertible debt of $111,425. At June 30, 2002, the Company was not in compliance with certain covenants required by these credit facilities and received a waiver of compliance from the lenders. Because the waivers do not extend beyond a twelve-month period, it was necessary to classify the indebtedness as a current liability. The maturity date on the revolving credit facilities is January 10, 2005. The maturity date on the convertible debt is June 3, 2004.

         Cash used by operating activities was $1,169,356 and $1,766,537 for the six months ended June 30, 2002 and 2001, respectively, with the principal contributing factor being the net loss for each of the respective periods adjusted for non-cash expenses such as depreciation, amortization and non-cash consulting and other expenses. Cash used by investing activities was

$15,082 for the six months ended June 30, 2002 compared to $36,400 for the six months ended June 30, 2001, both amounts consisting of expenditures related to purchases of property and equipment and expenditures related to patent development and other intellectual property. Cash provided by financing activities was $1,068,327 for the six months ended June 30, 2002 resulting primarily from proceeds from the credit facilities, partially offset by the extinguishment of unsecured debt. Cash provided by financing activities was $852,421 for the six months ended June 30, 2001 primarily representing net advances on the credit facility and net proceeds from private placements of common stock.

         The Company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes. Through June 30, 2002, the Company has generated net operating loss carryforwards in excess of $20,100,000 that may be available to reduce future taxable income and future tax liabilities. These carryforwards expire incrementally in years through 2023. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the Company's IPO, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

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

         Effective as of January 10, 2002, the Company entered into separate three-year revolving credit facilities totaling $1,250,000 with two lenders, DAMAD Holding AG ("DAMAD") and Bluwat AG ("Bluwat"), both of Switzerland. DAMAD is the parent company of Southern Spear, Inc., a stockholder of the Company. Both credit facilities provide interest at the prime rate plus 75 basis points, payable quarterly, and are secured by substantially all of the Company's assets and a limited guaranty by Gregory S. Frisby, the Company's Chairman and Chief Executive Officer, of one-third of the outstanding loan balance. At June 30, 2002, the Company was not in compliance with certain covenants required by the credit facilities and received a waiver of compliance from the lenders. In connection with the credit facilities, DAMAD became entitled to designate one nominee to the Company's Board of Directors, but did not designate a nominee for election at the Company's 2002 annual meeting of stockholders. The lenders received five-year warrants to purchase an aggregate of 868,055 shares of the Company's common stock at an exercise price of $1.44 per share, subject to adjustment in the event of certain dilutive issuances by the Company. At June 30, 2002, a total of $1,250,000 was outstanding under these credit facilities.

         Effective as of June 3, 2002, the Company entered into separate two-year revolving credit facilities totaling $600,000. The credit facilities were provided in equal parts by two current stockholders of the Company based in Luxembourg, MUSI Investments S.A. ("MUSI") and Finpart International S.A. ("Finpart"), a wholly owned subsidiary of Fin. part. SpA. Each of the credit facilities accrues interest at the prime rate plus 0.75%, is available to fund certain employee-related expenses, has a maturity date of June 3, 2004 and is secured by a third security interest in certain of the Company's assets. At June 30, 2002, the Company was not in compliance with certain covenants required by the credit facilities and received a waiver of compliance from the lenders. All or any portion of the outstanding principal and accrued interest is convertible into shares of the Company's common stock based on a conversion price equal to the lesser of the 30-day trailing average closing price of the common stock on the NASDAQ stock market on the date of conversion and the then-effective exercise price of certain warrants issued in connection with the Company's credit facilities with DAMAD and Bluwat described above. Each of MUSI and Finpart also has the right to purchase shares of the Company's common stock in an amount equal to $300,000 less the outstanding principal amount converted or convertible under its credit facility, at a per share price equal to the conversion price; provided that the number of shares issuable in connection with the credit facilities shall not exceed 1,764,347 in the aggregate. On July 24, 2002 the loan agreement with MUSI was amended to increase the amount available under that credit facility by $50,000 and to provide some additional flexibility for the use of proceeds, with all other terms and conditions remaining unchanged. At June 30, 2002, a total of $111,425 was outstanding under these credit facilities.

         Based on its current operating plan, the Company projects that the cash available as a result of the financing activity mentioned above, cash flow from operations and amounts available under the credit facilities will be sufficient to satisfy its operational and capital requirements through the end of the current fiscal year. The Company continues to seek additional capital and has received a nonbinding term sheet from an institutional investor with regard to a proposed equity investment of up to $1.5 million. The Company does not, however, have any binding commitments for any future funding and may not be able to obtain additional capital in the future on satisfactory terms, or at all. If the Company does not obtain additional capital, it may be unable to continue its current operating plan after December 31, 2002, which would have a material adverse effect on its business, financial condition and results of operations.

ADDITIONAL BUSINESS RISKS

The Company's common stock could be delisted from The NASDAQ SmallCap Market if the Company does not meet the listing maintenance requirements.

         The Company may not be able to meet the listing maintenance requirements of The NASDAQ SmallCap Market, which would subject its common stock to delisting. Among other things, these requirements currently provide for a minimum bid price for the Company's common stock of $1.00. The Company has been notified by NASDAQ that it is not currently in compliance with this requirement and that it must demonstrate a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days before February 3, 2003 or it may be delisted. NASDAQ's requirements also require either stockholders' equity of at least $2.5 million or at least $2 million in net tangible assets. As of November 1, 2002, the stockholders' equity requirement will replace the net tangible asset requirement. At June 30, 2002, the Company had net tangible assets of $1,202,816 and stockholders' equity of $2,012,492 and is not currently in compliance.

         If the Company's common stock is delisted from The NASDAQ SmallCap Market, trading of the common stock, if any, would thereafter be conducted on the Boston Stock Exchange, in the over-the-counter market, in the so-called "pink sheets" or on the National Association of Securities Dealers, Inc. "electronic bulletin board," which could cause investors to find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock. Moreover, trading in the common stock could also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of investors to trade the common stock. These consequences of delisting would likely materially impair the Company's ability to raise capital, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

         On March 28, 2002, Triangle Research and Development Corporation of Raleigh, North Carolina ("TRDC") and certain of its employees and owners filed a civil suit against the Company and certain of its executive officers alleging breach of contract by Frisby for failure to pay royalties required under its license agreement with TRDC and seeking damages. The Company disclosed the filing of this lawsuit in its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002. The suit also alleges that the Company and its executive officers violated federal and state securities laws and engaged in unfair and deceptive trade practices with regard to the elimination of a put agreement entered into in connection with a stock option granted to TRDC pursuant to a September 1998 agreement between the Company and TRDC. On May 29, 2002 the Company and its executive officers submitted their response. In its Answer and Counterclaims, in addition to denying any wrongdoing by the Company and the executive officers named in the suit, the Company filed counterclaims against TRDC and certain of its executive officers alleging breach of contract, negligence, fraud, and unfair and deceptive trade practices.

Item 2.  Changes in Securities and Use of Proceeds

         On May 3, 2002, the Company issued 5,545 shares of its common stock to a law firm in consideration for legal services rendered. The Company issued these shares in reliance on the exemption from registration provided in Section 4(2) of the Securities Act based on the recipient's sophistication in financial matters, access to material information and status as an accredited investor.

         Effective as of June 3, 2002, the Company entered into separate two-year revolving credit facilities with existing stockholders pursuant to which the Company issued convertible promissory notes, each of which was in the original principal amount of up to $300,000. On July 24, 2002, one of the notes was amended to increase the amount available under that credit facility by $50,000. All or any portion of the outstanding principal and accrued interest on the notes is convertible at the option of the noteholder into shares of the Company's common stock based on a conversion price equal to the lesser of the 30-day trailing average closing price of the common stock on the NASDAQ stock market on the date of conversion and the then-effective exercise price of certain warrants issued in connection with the Company's credit facilities from DAMAD AG and Bluwat AG. Each noteholder also has the right to purchase shares of the Company's common stock in an amount equal to $300,000 less the outstanding principal amount converted or convertible under its note, at a per share price equal to the conversion price; provided that the number of shares issuable in connection with the credit facilities, together, shall not exceed 1,764,347 in the aggregate. The Company issued the convertible promissory notes in reliance on the exemption from registration provided in Section 4(2) of the Securities Act based on the number of offerees and their sophistication in financial matters, access to material information and status as accredited investors.

         Based on various agreements entered into during 2001 and 2002, the Company issued warrants to acquire, for no additional consideration, 9,172 shares of its common stock to a sales representative for services rendered, 18,867 shares of its common stock to a product development consultant for consulting services rendered and 4,547 shares of its common stock to a creative services firm for advertising and creative services rendered. The Company issued these warrants in reliance on the exemption from registration provided in Section 4(2) of the Securities Act based on the number of offerees and their sophistication in financial matters and access to material information.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 18, 2002, the Company held its 2002 annual meeting of stockholders in Greensboro, North Carolina. At the annual meeting, the stockholders voted to:

         1. elect Gregory S. Frisby, Jeffry D. Frisby, Robert C. Grayson, Robert E. Gregory, Alexander Rosenzweig, Duncan R. Russell and Carlo Tunioli to serve until the 2003 annual meeting of stockholders and until their successors are elected and qualify;

         2. approve certain amendments to the Frisby Technologies, Inc. Amended and Restated 1998 Stock Option Plan (as amended and restated effective June 18, 2002, the "Plan") to (i) increase the number of shares of Common Stock reserved and available for distribution under the Plan from 1,250,000 to 2,000,000 and (ii) modify the eligibility provisions under the Plan.

         3. ratify the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2002.

         The results of the stockholder voting were as follows:

                             ELECTION OF DIRECTORS

SHARES VOTED

DIRECTORS                  IN FAVOR         WITHHELD          TOTAL VOTES

Gregory S. Frisby          6,593,330         15,407            6,608,737
Jeffry D. Frisby           6,593,330         15,407            6,608,737
Robert C. Grayson          6,593,330         15,407            6,608,737
Robert E. Gregory          6,593,330         15,407            6,608,737
Alexander Rosenzweig       6,593,330         15,407            6,608,737
Duncan R. Russell          6,593,330         15,407            6,608,737
Carlo Tunioli              6,593,330         15,407            6,608,737

           AMENDMENTS TO AMENDED AND RESTATED 1998 STOCK OPTION PLAN

SHARES VOTED

IN FAVOR             AGAINST          ABSTAIN              BROKER NON-VOTES
5,219,994            62,734            85,500                 1,240,509

                   RATIFICATION OF APPOINTMENT OF ACCOUNTANTS

SHARES VOTED

IN FAVOR             AGAINST           ABSTAIN
6,596,072             8,015             4,650

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4.1      Convertible Promissory Note of the Company dated June 7, 2002, effective as of
                           June 3, 2002, in the original principal amount of up to $300,000 (the "MUSI
                           Note") payable to MUSI Investments S.A. ("MUSI").

                  4.2      Letter Agreement dated July 24, 2002 between the Company and MUSI, amending the
                           MUSI Note and Loan Agreement.

                  4.3      Convertible Promissory Note of the Company dated June 7, 2002, effective as of
                           June 3, 2002, in the original principal amount of up to $300,000 (the "Fin.part
                           Note") payable to Fin.part International ("Fin.part").

                  4.4      Letter Agreement dated July 24, 2002 between the Company and Fin.part, amending the Fin.part Note.

                  10.1     Loan Agreement by and between the Company and MUSI dated June 7, 2002, effective as of June 3, 2002.

                  10.2     Security Agreement by and between the Company and MUSI dated June 7, 2002, effective as of June 3, 2002.

                  10.3     Loan Agreement by and between the Company and Fin.part dated June 7, 2002, effective as of June 3, 2002.

                  10.4     Security Agreement by and between the Company and Fin.part dated June 7, 2002, effective as of June 3, 2002.

                  99.1     Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As
                           Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

                  99.2     Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As
                           Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K

         During the quarter ended June 30, 2002, the Company filed no reports on Form 8-K.

         Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: August 14, 2002


                                    FRISBY TECHNOLOGIES, INC.



                                    By: /s/ Gregory S. Frisby
                                       ---------------------------------------
                                       Gregory S. Frisby
                                       Chairman & Chief Executive Officer



                                    By: /s/  John L. Ruggiero
                                       ---------------------------------------
                                       John L. Ruggiero
                                       Chief Financial Officer & Treasurer