Form 10QSB
period 2002-09-30
FRISBY TECHNOLOGIES INC
filed 2002-11-14
CIK 1051904

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

                For the quarterly period ended September 30, 2002

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

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of November 11, 2002 was 8,896,778.

                            FRISBY TECHNOLOGIES, INC.


                                      INDEX

                                                                                      PAGE NO.
                                                                                      --------
Part I         Financial Information

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheet -- September 30, 2002 (unaudited)               3

               Consolidated Statements of Operations -- Three-Month and
               Nine-Month Periods Ended September 30, 2002 (unaudited) and
               September 30, 2001 (unaudited)                                             4

               Consolidated Statement of Stockholders' Equity -- Nine-Month Period
               Ended September 30, 2002 (unaudited)                                       5

               Consolidated Statements of Cash Flows -- Nine-Month Period Ended
               September 30, 2002 (unaudited) and September 30, 2001 (unaudited)          6

               Notes to Financial Statements -- September 30, 2002 (unaudited)            7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                  14

Item 3         Controls and Procedures                                                    23

Part II        Other Information

Item 1.        Legal Proceedings                                                          24

Item 2.        Changes in Securities and Use of Proceeds                                  24

Item 5.        Other Information                                                          25

Item 6.        Exhibits and Reports on Form 8-K                                           25


               Signatures                                                                 26

               Certifications                                                             27

                         PART I -- FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           FRISBY TECHNOLOGIES, INC.
                          Consolidated Balance Sheet
                              September 30, 2002
                                  (unaudited)


ASSETS
Current assets:
Cash and cash equivalents                                         $     95,650
Accounts receivable, less allowances                                 1,283,146
Inventory                                                            1,410,378
Prepaid expenses and other current assets                              253,012
                                                                  ------------
            Total current assets                                     3,042,186
Property and equipment, net                                            352,136
Intangible assets, net                                                 603,081
Other assets                                                           147,974
                                                                  ------------
             TOTAL ASSETS                                         $  4,145,377
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                  $  1,397,798
Accrued expenses and other current liabilities                       1,059,237
License fees payable                                                   112,315
                                                                  ------------
                                                                     2,569,350
Revolving credit facilities - net of debt discount                     808,193
Convertible debt                                                       483,776
                                                                  ------------
            Total current liabilities                                3,861,319

Other liabilities                                                      402,309

Minority interest                                                      (99,745)

Commitments and contingencies                                               --

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized,
      no shares issued and outstanding                                      --
Common stock, $.001 par value; 30,000,000 shares authorized;
      8,875,351 shares issued and outstanding                            8,875
Additional paid-in capital                                          23,667,785
Common stock warrants outstanding                                      940,836
Unearned stock compensation                                            (18,975)
Accumulated deficit                                                (24,617,027)
                                                                  ------------
      Total stockholders' equity                                       (18,506)
                                                                  ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  4,145,377
                                                                  ============



                             See accompanying notes.

                            FRISBY TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three-Month Period Ended           Nine-Month Period Ended
                                                                       September 30                       September 30
                                                               -----------------------------       -----------------------------
                                                                  2002              2001              2002              2001
                                                               -----------       -----------       -----------       -----------
Net revenues                                                   $ 1,505,715       $ 2,694,354       $ 5,065,260       $ 6,122,319

Cost of sales                                                    1,577,044         1,790,090         4,517,879         4,208,554
                                                               -----------       -----------       -----------       -----------

Gross profit                                                       (71,329)          904,264           547,381         1,913,765

Operating expenses:
       Sales and marketing                                         457,902           841,355         1,817,356         2,477,495
       General and administrative                                  762,516           752,052         1,895,316         2,158,522
       Other - Goodwill and long-lived asset impairment            321,296                --           321,296                --
                                                               -----------       -----------       -----------       -----------
                                                                 1,541,714         1,593,407         4,033,968         4,636,017

Loss from operations                                            (1,613,043)         (689,143)       (3,486,587)       (2,722,252)

Interest income                                                        534             2,329             2,675            23,536
Interest expense                                                   (71,263)         (133,883)         (191,639)         (260,698)
Other income (expense), net                                            222             2,667             1,258             3,785
Minority interest                                                   37,597            25,996            78,885            44,689
                                                               -----------       -----------       -----------       -----------

Loss before provision for income taxes                          (1,645,953)         (792,034)       (3,595,408)       (2,910,940)
Provision for income taxes                                              --                --                --                --
                                                               -----------       -----------       -----------       -----------

Net loss before cumulative effect of an accounting change      $(1,645,953)      $  (792,034)      $(3,595,408)      $(2,910,940)

Cumulative effect of an accounting change                               --                --          (400,000)               --
                                                               -----------       -----------       -----------       -----------

Net loss                                                       $(1,645,953)      $  (792,034)      $(3,995,408)      $(2,910,940)
                                                               ===========       ===========       ===========       ===========

Net loss per common share - basic and diluted
  before cumulative effect of an accounting change             $     (0.19)      $     (0.11)      $     (0.41)      $     (0.41)
                                                               ===========       ===========       ===========       ===========

Net loss per common share - basic and diluted                  $     (0.19)      $     (0.11)      $     (0.45)      $     (0.41)
                                                               ===========       ===========       ===========       ===========


                             See accompanying notes.

                            FRISBY TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                                               Common
                                                              Additional        Stock      Unearned
                                                                Paid-in        Warrants      Stock      Accumulated
                                          Common Stock          Capital       Outstanding Compensation    Deficit          Total
                                   ------------------------   ------------    ----------- ------------  ------------    -----------
                                      Shares       Amount
Balance at December 31, 2001          8,771,656   $   8,772   $ 23,532,941    $  303,800   $ (28,873)   $(20,621,619)   $ 3,195,021

Net Loss                                     --          --             --            --          --      (3,995,408)    (3,995,408)

Issuance of Common Stock
 and Common Stock Warrants
 for services                            90,152          90        180,509        55,176          --              --        235,775

Issuance of Common Stock
 Warrants related to revolving
  credit facility                            --          --             --       581,860          --              --        581,860

Expenses related to the issuance
 and registration of securities              --          --        (59,901)           --          --              --        (59,901)

Amortization of unearned
 stock compensation                          --          --             --            --       9,898              --          9,898

Issuance of Common Stock -
 Employee Stock Purchase Plan            13,543          13         14,236            --          --              --         14,249
                                   ------------   ---------   ------------    ----------   ---------    ------------    -----------

Balance at September 30, 2002         8,875,351   $   8,875   $ 23,667,785    $  940,836   $ (18,975)   $(24,617,027)   $   (18,506)
                                   ============   =========   ============    ==========   =========    ============    ===========


                             See accompanying notes

                            FRISBY TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Nine month period ended
                                                                        September 30,
                                                                  --------------------------
                                                                     2002           2001
                                                                  -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                          $(3,995,408)   $(2,910,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                         243,896        328,771
Non cash consulting and other expenses                                245,673        159,558
Cumulative effect of an accounting change                             400,000             --
Loss on impairment of goodwill and other long-lived assets            321,296             --
Amortization of debt discount                                         140,053        158,823
Provision for doubtful accounts and returns                          (124,427)      (134,533)
    Changes in assets and liabilities:
Accounts receivable                                                   538,185       (828,542)
Inventories                                                           287,216        402,947
Other current assets                                                 (103,390)       (73,646)
Other non-current assets                                              143,583        (70,060)
Accounts payable                                                      158,090        772,943
Accrued expenses and other liabilities                                 22,871       (284,593)
License fees payable                                                   22,083        (83,777)
                                                                  -----------    -----------
Net cash used in operating activities                              (1,700,279)    (2,563,049)
                                                                  -----------    -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                                    (4,043)       (10,733)
Purchase of intangible assets                                         (12,366)       (38,183)
                                                                  -----------    -----------
Net cash used in investing activities                                 (16,409)       (48,916)
                                                                  -----------    -----------

FINANCING ACTIVITIES:
Net proceeds from line of credit                                    1,250,000     (1,453,469)
Net proceeds from convertible debt                                    483,776      1,500,000
Net proceeds from unsecured debt                                     (250,000)       150,000
Proceeds from exercise of stock options                                    --         15,303
Proceeds from employee stock purchases                                 14,249         19,204
Proceeds from private placement                                            --      1,450,800
Payments related to issuance and registration of securities           (59,901)       (71,965)
                                                                  -----------    -----------
Net cash provided by financing activities                           1,438,124      1,609,873
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                            (278,564)    (1,002,092)
Cash and cash equivalents - beginning of period                       374,214      1,024,636
                                                                  -----------    -----------
Cash and cash equivalents - end of period                         $    95,650    $    22,544
                                                                  ===========    ===========


                             See accompanying notes

                            FRISBY TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

        Since its inception, the Company has devoted substantial effort towards building sales and marketing infrastructure, conducting product research and development and raising capital. In the course of such activities, the Company has sustained operating losses and currently expects such losses to continue in the near future. The Company continues to focus on gaining market acceptance of its thermal management products and raising capital in order to help finance operations. The Company's accumulated deficit aggregated $24,617,027 through September 30, 2002.

        The Company is urgently attempting to secure financing and has taken steps to minimize operating expenses. In addition, the Company is currently considering the possibility of a merger and/or the potential sale of some or all of its assets. No assurance can be given that the Company will be able to identify a buyer or an acceptable merger partner or will be able to complete such a transaction on acceptable terms, in a timely manner or at all. In the event the Company is unable to complete any of the aforementioned transactions or to secure sufficient financing on acceptable terms or in a timely manner, it would be unable to continue its operating plan through December 2002 and beyond and may voluntarily seek protection from its creditors under federal bankruptcy laws, which would have a material adverse effect on the Company's business, financial condition and prospects.


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

        The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Frisby Technologies, Inc. (the "Company") as of and for the year ended December 31, 2001 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission.


3. Summary of Significant Accounting Policies

Net Loss Per Share

        Net loss per share for the three- and nine-month periods ended September 30, 2002 and 2001 is based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share."

        Shares used in the computation of net loss per share for the three- and nine-month periods ended September 30, 2002 were 8,875,149 and 8,862,127, respectively. Shares used in the computation of net loss per share for the three- and nine-month periods ended September 30, 2001 were 7,253,361 and 7,109,078, respectively. The number of shares used in the calculation of net loss per share on a basic and diluted basis is the same. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of stock options and warrants, as the effect of such exercises would be anti-dilutive.

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

        Effective as of January 10, 2002, the Company entered into separate three-year revolving credit facilities totaling $1,250,000 with two lenders, DAMAD Holding AG ("DAMAD") and Bluwat AG ("Bluwat"), both of Switzerland. DAMAD is the parent company of Southern Spear, Inc. Both credit facilities provide interest at the prime rate plus 75 basis points, payable quarterly, and are secured by substantially all of the Company's assets and a limited guaranty by Gregory S. Frisby, the Company's Chairman and Chief Executive Officer, of one-third of the outstanding loan balance. At September 30, 2002, the Company was not in compliance with certain covenants required by the credit facilities and has requested a waiver of compliance from the lenders. Because these waivers have not yet been received, the indebtedness is classified as a current liability. The Company currently anticipates that these waivers, should they be granted would not extend beyond a twelve-month period. If either lender does not grant a waiver, the Company currently expects that such non-granting lender would give notice of default to the Company, in which case the Company would have thirty days to cure the default or, if the Company has undertaken to cure the default, such longer period as it is diligently prosecuting such cure to the reasonable satisfaction of the lender. If the default is not cured prior to the end of the cure period: the entire unpaid balance owed to the lender would become due and payable; the interest rate, to the extent permitted by law, could be increased by the lender up to the maximum rate allowed by law, or if none, a per annum rate of interest equal to the prime rate plus 3.75%; any accrued and unpaid interest, fees or charges could be deemed by lender to be a part of the principal balance, with interest to accrue on a daily compounded basis until the entire outstanding principal and accrued interest is paid in full; and the lender would have all rights available to it at law or in equity.

        At September 30, 2002, a total of $1,250,000 was outstanding under these credit facilities. In connection with the credit facilities, DAMAD became entitled to designate one nominee to the Company's Board of Directors, but did not designate a nominee for election at the Company's 2002 annual meeting of stockholders. The lenders received five-year warrants to purchase an aggregate of 868,055 shares of the Company's common stock at an exercise price of $1.44 per share, subject to adjustment in the event of certain dilutive issuances by the Company. The warrants were assigned a fair value of $581,860. This value was calculated by computing the relative fair value of the warrants and the related issued debt. The fair value of the warrants was initially calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 2.5%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.60 and an expected life of the warrants of 2 years.

        Effective as of June 3, 2002, the Company entered into separate two-year revolving credit facilities totaling a maximum of $600,000. The credit facilities were provided in equal parts by two current stockholders of the Company based in Luxembourg, MUSI Investments S.A. ("MUSI") and Fin.part International S.A. ("Fin.part"), a wholly owned subsidiary of Fin.part. SpA. Each of the credit facilities accrues interest at the prime rate plus 0.75%, is available to fund certain employee-related expenses, has a maturity date of June 3, 2004 and is secured by a third security interest in certain of the Company's assets. On July 24, 2002 the MUSI credit facility was amended to increase the amount available by $50,000 and to provide some additional flexibility for the use of proceeds, with all other terms and conditions remaining unchanged. All or any portion of the outstanding principal and accrued interest on each of these credit facilities is convertible at the option of the lender into shares of the Company's common stock based on a conversion price equal to the lesser of the 30-day trailing average closing price of the common stock on the NASDAQ stock market on the date of conversion and the then-effective exercise price of certain warrants issued in connection with the Company's credit facilities with DAMAD and Bluwat described above. MUSI also has the right to purchase shares of the Company's common stock in an amount equal to $350,000 less the outstanding principal amount converted or convertible under its credit facility, at a per share price equal to the conversion price, and Fin.part also has the right to purchase shares of the Company's common stock in an amount equal to $300,000 less the outstanding principal amount converted or convertible under its credit facility, at a per share price equal to the conversion price; provided that the number of shares issuable in connection with the two credit facilities, together, shall not exceed 1,764,347 in the aggregate. At September 30, 2002, a total of $483,776 was outstanding under these credit facilities. In addition, the Company has requested a total of $109,937 of additional advances from Fin.part in accordance with the terms of its loan agreement but, as of November 14, 2002, has not yet received these funds.

        At September 30, 2002, the Company was not in compliance with certain covenants required by the credit facilities and has requested a waiver of compliance from the lenders. Because these waivers have not yet been received, the indebtedness is classified as a current liability. The Company currently anticipates that these waivers, should they be granted, would not extend beyond a twelve-month period. If either lender does not grant a waiver, the non-granting lender would be entitled to give notice of default to the Company, in which case the Company would have thirty days to cure the default or, if the Company has undertaken to cure the default, such longer period as it is diligently prosecuting such cure to the reasonable satisfaction of the lender. If the default is not cured prior to the end of the cure period: the entire unpaid balance owed to the lender would become due and payable; the interest rate, to the extent permitted by law, could be increased by the lender up to the maximum rate allowed by law, or if none, a per annum rate of interest equal to the prime rate plus 3.75%; any accrued and unpaid interest, fees or charges could be deemed by lender to be a part of the principal balance, with interest to accrue on a daily compounded basis until the entire outstanding principal and accrued interest is paid in full; and the lender would have all rights available to it at law or in equity.


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

        For the nine-month period ended September 30, 2002, the Company recorded minority interest income of $78,885 compared to $44,689 for the comparable period in 2001, which reflects the portion of the losses of SFT that are applicable to Schoeller Textil AG's minority interest. The minority interest amount shown as a liability on the Company's Balance Sheet as of September 30, 2002 represents Schoeller Textil AG's share of the net liabilities of SFT.

        The Company is currently evaluating its involvement in the joint venture and has informed Schoeller Textil AG that it may not wish to continue the joint venture after December 31, 2002. The Company currently expects that termination of the joint venture would result in a reduction in the Company's total revenues and gross profits, but would likely not have a material adverse effect on operating profit or loss of the Company based on the historical losses sustained by the joint venture. The Company's ability to recoup all or part of its investment in the joint venture has not yet been determined.


6. Goodwill and Other Intangibles

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement
141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). These Statements change the accounting for business combinations, goodwill and intangible assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their first fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before September 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after September 30, 2001 will not. The Company was required to and did adopt Statements 141 and 142 in the third quarter of 2001, except with respect to the provisions of Statement 142 relating to goodwill and intangibles acquired prior to July 1, 2001, which was adopted in the first quarter of 2002. At January 1, 2002 the Company had unamortized goodwill of approximately $810,000 that was subject to the transition provisions of the Statements.

        The Company, with the assistance of an outside consultant, completed the transitional impairment review of goodwill during the third quarter of fiscal 2002 and recorded a non-cash charge of $400,000. The charge was recorded as a cumulative effect of a change in accounting principle retroactive to the first day of fiscal 2002, which increased the previously reported net loss per share for the first quarter of fiscal 2002 from $0.15 to $0.19.

        For purposes of the transitional impairment test, the fair value of each reporting unit was determined by using a combined discounted cash flow and market approach. The resulting impairment is primarily attributable to differences between the fair value approach required under Statement 142 and the undiscounted cash flow approach that was used to evaluate goodwill under previous accounting guidance.

        Operating profits and cash flows for one of the Company's reporting units were lower than expected in the first nine months of fiscal year 2002. Based on that trend, the Company revised its internal earnings forecast for the next five fiscal years and, as such, in September 2002, impairment losses of $305,072 related to goodwill and $16,224 related to patents and trademarks were recognized. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

        At September 30, 2002, the Company had unamortized goodwill of approximately $104,600.

        At September 30, 2002, the Company's intangible assets subject to amortization consisted of patents and trademarks of $75,807, net of accumulated amortization of $29,543, and a license agreement of $422,670, net of accumulated amortization of $281,780. For the nine-month periods ended September 30, 2002 and 2001, the Company recognized amortization expense of $71,609 and $61,738, respectively. The Company estimates the aggregate amortization expense for each of the next five fiscal years to be approximately $90,000.

        The following table presents the impact of SFAS 142 on net loss and net loss per share for the three- and nine-month periods ended September 30, 2002 and 2001:

                                                          Three-Month Period Ended       Nine-Month Period Ended
                                                                September 30,                 September 30,
                                                         ---------------------------    ---------------------------
                                                             2002            2001           2002           2001
                                                         ------------    -----------    ------------    -----------
Reported net loss                                        $ (1,645,953)   $  (792,034)   $ (3,995,408)   $(2,910,940)
Adjustments:
  Amortization of goodwill                                         --         26,186              --         78,557
                                                         ------------    -----------    ------------    -----------

Adjusted net loss                                        $ (1,645,953)   $  (765,848)   $ (3,995,408)   $(2,832,383)
                                                         ============    ===========    ============    ===========

Reported net loss per common share - basic and diluted   $      (0.19)   $     (0.11)   $      (0.45)   $     (0.41)
                                                         ============    ===========    ============    ===========

Adjusted net loss per common share - basic and diluted   $      (0.19)   $     (0.11)   $      (0.45)   $     (0.40)
                                                         ============    ===========    ============    ===========


7. Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which is effective for fiscal years beginning after December 15, 2001. This Statement supersedes Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business. Statement 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met in order to classify an asset as held for sale. The provisions of Statement 144 generally are to be applied prospectively. The Company adopted Statement 144 effective January 1, 2002. The adoption of Statement 144 did not have an effect on the consolidated results of operations or financial position of the Company.


8. Commitments and Contingencies

        On September 25, 2001, Outlast Technologies, Inc. ("Outlast") filed a lawsuit against the Company in United States District Court, District of Colorado, alleging that the Company's COMFORTEMP(R) nonwovens infringe at least one claim of a patent exclusively licensed to Outlast, US Patent 5,366,801. In its answer to the lawsuit, in addition to denying infringement, the Company has counterclaimed against Outlast for tortious interference with existing and prospective business relations and/or contracts and also for trade libel. Currently, the Company is confident that its COMFORTEMP(R) nonwovens do not infringe any claim of the referenced patent. All dispositive motions have been briefed and await the court's call for oral argument, which the Company expects within the next several months.

        On March 28, 2002, Triangle Research and Development Corporation of Raleigh, North Carolina ("TRDC") and certain of its employees and owners filed a civil suit in Wake County Superior Court in Raleigh, North Carolina against the Company and certain of its executive officers alleging breach of contract by the Company for failure to pay royalties required under its license agreement with TRDC and seeking damages. The suit also alleges that the Company and the named executive officers violated federal and state securities laws and engaged in unfair and deceptive trade practices with regard to the elimination of a put agreement entered into in connection with a stock option granted to TRDC pursuant to a September 1998 agreement between the Company and TRDC. On May 29, 2002 the Company and its executive officers submitted their response. In its Answer and Counterclaims, in addition to denying any wrongdoing by the Company and the executive officers named in the suit, the Company filed counterclaims against TRDC and certain of its executive officers alleging breach of contract, negligence, fraud, and unfair and deceptive trade practices. In August 2002, the Company and its named executive officers filed a motion to dismiss the unfair and deceptive trade practices claim as well as the securities laws claims. In October 2002, the court heard arguments related to the motion to dismiss and has requested a further hearing, which the Company currently expects to be held in late November. Currently, the Company believes that the allegations against it and its individually named executive officers are without merit and intends to vigorously defend against this lawsuit. An unfavorable outcome in this lawsuit would, however, likely have a material adverse affect on the Company's business and financial condition.

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

OVERVIEW

        The Company develops and markets innovative branded thermal management products for use in a broad range of consumer and industrial products. The Company's patented, branded products - COMFORTEMP(R) and Thermasorb(R) thermal additives - provide thermal balancing benefits in both hot and cold environments. The Company's current products are used in end-products such as gloves, boots, athletic footwear, intimate apparel, fashion apparel, performance outerwear, bedding, medical bracing, protective apparel and food service delivery products. The Company currently generates revenue primarily from two sources: (i) sales of its Thermasorb(R) and COMFORTEMP(R) products for use as component products in its licensees'/customers' finished products and (ii) the direct sale of selective end-use products containing COMFORTEMP(R) materials. Revenue is also currently generated from license fees and royalties from the use of Thermasorb(R) and COMFORTEMP(R) trademarks by licensees/customers in end-use products. The Company is considering various alternatives which may result in a shift in focus to one or more of these sources of revenue, which may impact the Company's cost of sales, gross profit margins, operating expenses and profit or loss from operations.

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001.

        REVENUES. Total revenues for the three months ended September 30, 2002 decreased by $1,188,639 to $1,505,715 from $2,694,354 for the three months ended September 30, 2001. Total revenues for the nine-month period ended September 30, 2002 decreased $1,057,059 to $5,065,260 from $6,122,319 for the nine-month period ended September 30, 2001.

        Approximate revenue generated by source was as follows:

                                                   Three-month period ended
                                 --------------------------------------------------------
                                 Sept 30, 2002          Sept 30, 2001            Change
                                 -------------          -------------          ----------
Component products                  1,176,200             1,590,500              (414,300)
End-use products                      312,600             1,103,900              (791,300)
Other                                  16,900                    --                16,900
                                   ----------            ----------            ----------
          Total revenue             1,505,700             2,694,400            (1,188,700)
                                   ==========            ==========            ==========



                                                  Nine-month period ended
                                  -------------------------------------------------------
                                  Sept 30, 2002         Sept 30, 2001            Change
                                  -------------         -------------          ----------
Component products                  4,285,700             4,620,600              (334,900)
End-use products                      698,000             1,418,100              (720,100)
Other                                  81,600                83,600                (2,000)
                                   ----------            ----------            ----------
          Total revenue             5,065,300             6,122,300            (1,057,000)
                                   ==========            ==========            ==========


        The decrease for the quarter in the component products area can be attributed to lower sales of approximately $300,000 in the apparel, home furnishings and footwear market segments coupled with reduced revenues by the Company's majority-owned European affiliate, Schoeller Frisby Technologies, GmbH ("SFT"), based in Switzerland, whose component product sales decreased approximately $126,000 for the three months ended September 30, 2002 as compared to the comparable prior year quarter. This decrease in SFT component product sales is attributable to reduced sales in the apparel and sporting goods markets, partially offset by increased sales in the bedding market. The decrease in end-use product sales for this period relates to the timing of orders from a significant customer, which are expected to ship during the fourth quarter of 2002 whereas the corresponding orders in the prior year were shipped during the third quarter of 2001. The Company is currently evaluating its involvement in SFT and has informed Schoeller Textil AG that it may not wish to continue the joint venture after December 31, 2002.

        The decrease in component product sales for the nine-month period ended September 30, 2002 compared to 2001 is the result of reduced demand for the Company's COMFORTEMP(R) materials in consumer market segments including the apparel and sporting goods markets partially offset by increased component product sales of SFT in the bedding and medical brace markets. The decrease in end-use product sales for the nine-month period ended September 30, 2002 compared to 2001 is primarily attributable to the timing of orders as outlined above.


        COST OF SALES. The Company's cost of sales consists primarily of: (i) direct and indirect costs incurred in connection with product sales; (ii) royalty payments required to be made in accordance with license agreements; and
(iii) amortization expense related to fees paid by the Company in September 1998 to reduce its royalty payment obligation under a technology license. Total cost of sales for the three months ended September 30, 2002 decreased by $213,046 to $1,577,044 from $1,790,090 for the three months ended September 30, 2001. Total cost of sales for the nine-month period ended September 30, 2002 increased by $309,325 to $4,517,879 from $4,208,554 for the nine-month period ended September 30, 2001.

The components of cost of sales are approximately as follows:

                                                        Three-month period ended
                                           -----------------------------------------------------
                                           Sept 30, 2002        Sept 30, 2001           Change
                                           -------------        -------------          ---------
Component & end-use products                 1,527,700            1,753,500             (225,800)
Royalties & other                               20,300               18,800                1,500
Amortization                                    29,000               17,800               11,200
                                             ---------            ---------            ---------
              Total cost of sales            1,577,000            1,790,100             (213,100)
                                             =========            =========            =========


                                                         Nine-month period ended
                                           -----------------------------------------------------
                                           Sept 30, 2002        Sept 30, 2001           Change
                                           -------------        -------------          ---------
Component & end-use products                 4,388,000            4,065,200              322,800
Royalties & other                               65,700               90,400              (24,700)
Amortization                                    64,200               53,000               11,200
                                             ---------            ---------            ---------
              Total cost of sales            4,517,900            4,208,600              309,300
                                             =========            =========            =========

        The decreased cost of sales related to component and end-use products for the three-month period compared to the comparable prior year quarter can be attributed to the decreased sales levels previously discussed, partially offset by (i) a higher mix of lower margin SFT and Thermasorb(R) additive sales and
(ii) inventory markdowns to market value totaling approximately $356,000. These markdowns were based on evaluations made during the third quarter of 2002 respecting the realizable market value of end-use products including gloves and slippers and component products previously earmarked for use in bedding and other domestics applications.

        The increase in cost of sales for the nine-month period as compared with the comparable prior year period can be attributed to the inventory markdowns and higher mix of lower margin

SFT and Thermasorb(R) additive sales, partially offset by lower costs associated with lower overall revenue levels.

        As a result of the foregoing and coupled with the introduction of early payment discounts afforded to customers to improve cash flow for the Company, gross profit for the three months ended September 30, 2002 was ($71,329) compared to $904,264 for the three months ended September 30, 2001. For the nine-month period ended September 30, 2002 gross profit decreased by $1,366,384 to $547,381, or 10.8% of net revenues, compared to $1,913,765, or 31.3% of net revenues, for the nine-month period ended September 30, 2001.

        SELLING AND MARKETING EXPENSE. Selling and marketing expenses for the three months ended September 30, 2002 decreased by $383,453 to $457,902 from $841,355 for the three months ended September 30, 2001. The majority of this decrease is the result of: continued reductions in advertising and promotion resulting in expense reductions totaling approximately $161,000; reductions in the areas of product development and outside consulting fees of approximately $70,000; reduced sales-related commissions of approximately $84,000; decreased travel expenses of approximately $21,000; and reduced employee related costs totaling approximately $46,000 resulting from staff reductions and modifications to employee benefit programs. For the nine-month period ended September 30, 2002 sales and marketing expenses decreased $660,139 to $1,817,356 compared to $2,477,495 for the nine-month period ended September 30, 2001. This decrease can be attributed to essentially the same areas of cost reduction as outlined for the quarter: advertising and promotion reductions of approximately $405,000; product development cost reductions of approximately $131,000; and employee related cost reductions of approximately $133,000.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the three months ended September 30, 2002 increased by $10,464 to $762,516 from $752,052 for the three months ended September 30, 2001. This increase can be attributed to increased patent fees of approximately $146,000 resulting from the expensing of previously deferred costs associated with abandoned patent searches and applications, partially offset by: reduced professional fees of approximately $39,000; the elimination of goodwill amortization in accordance with SFAS Statement 142 and other reductions in depreciation of approximately $27,000; lower rents resulting from the elimination of certain equipment leases of $14,000; reduced provisions for bad debt of $20,000; and reduced employee related costs totaling approximately $17,000 resulting from staff reductions and modifications to employee benefit programs. For the nine-month period ended September 30, 2002 general and administrative expenses decreased $263,206 to $1,895,316 compared to $2,158,522 for the nine-month period ended September 30, 2001, the majority of which is attributable to the same cost reduction efforts outlined above for the quarter: reduced depreciation and amortization expenses of approximately $96,000; lower rent and utility costs of approximately $77,000; reduced professional fees of approximately $34,000; lower taxes and license fees of approximately $35,000; reduced provisions for bad debt of approximately $35,000; decreased travel costs of $29,000; and reduced employee related costs of approximately $59,000. These cost reductions were partially offset by higher patent-related costs of $121,000 as explained above.

        OTHER -- GOODWILL AND LONG-LIVED ASSET IMPAIRMENT. During the three-month period ended September 30, 2002 the Company recorded expenses of approximately $321,000 to reflect the impairment of goodwill and other long-lived assets including unamortized goodwill and certain patents and trademarks acquired in 1999 when the Company purchased Extreme Comfort, Inc. No such expenses were recorded during the comparable prior year period.

        INTEREST INCOME. Interest income for the three months ended September 30, 2002 was $534 compared to $2,329 for the three months ended September 30, 2001. For the nine-month period ended September 30, 2002 interest income decreased $20,861 to $2,675 compared to $23,536 for the nine-month period ended September 30, 2001. Both the quarter and nine month decreases reflect lower average cash balances during 2002 compared to the same periods in 2001 and lower overall interest rates.

        INTEREST EXPENSE. Interest expense for the three months ended September 30, 2002 was $71,263 compared to $133,883 for the comparable period in 2001 due to lower interest rates and lower amortization of debt discount during the third quarter of 2002 compared to the comparable period in 2001. The debt discount reflected in the third quarter of 2002 relates to the Company's outstanding three-year revolving credit facilities, while the debt discount reflected in the third quarter of 2001 related to the Company's prior credit facility with MUSI Investments S.A., which has since been converted into equity.

        For the nine-month period ended September 30, 2002 interest expense decreased $69,059 to $191,639 compared to $260,698 for the nine-month period ended September 30, 2001, due to lower average outstanding indebtedness balances, lower interest rates and lower amortization of debt discount during the nine months ended September 30, 2002 compared to the comparable prior year period. Debt discount for the nine-month period ended September 30, 2002 was approximately $140,053 compared to $158,823 for the comparable prior year period.

        MINORITY INTEREST. Minority interest represents Schoeller Textil AG's 49% interest in the net income or loss of SFT. For the three-month period ended September 30, 2002, the Company recorded minority interest income of $37,597 compared to $25,996 for the comparable period in 2001. For the nine-month period ended September 30, 2002 the Company recorded minority interest income of $78,885 compared to $44,689 for the comparable period in 2001. The income reflects Schoeller Textil AG's share of the losses of SFT during the third quarter and first nine months of 2002 and 2001.

        CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE. In July 2001, the Financial Accounting Standards board issued statement of financial accounting standard no. 142, Goodwill and Other Intangible Assets (statement 142). The Company has assessed the financial impact of statement 142 and has identified indicators of impairment of goodwill associated with its purchase of Extreme Comfort, Inc. and, as a result, has recorded an impairment loss of $400,000 as a cumulative effect of a change in accounting principle.

        NET LOSS. As a result of the foregoing, the net loss for the three months ended September 30, 2002 increased $853,919 to $1,645,953 from $792,034 for the three months ended September

30, 2001. For the nine-month period ended September 30, 2002 the net loss increased $1,084,468 to $3,995,408 from $2,910,940 for the comparable 2001 period.


LIQUIDITY AND CAPITAL RESOURCES

        From its inception through September 30, 2002, the Company has incurred cumulative losses of approximately $24,617,000. The Company has financed its operations to date through borrowings, the issuance of common stock and convertible preferred stock and research and development contracts relating to United States government programs.

        At September 30, 2002, the Company had working capital of ($819,133), including cash of $95,650, accounts receivable of $1,283,146, inventory of $1,410,378 and other current assets of $253,012, offset by accounts payable of $1,397,798, accrued expenses and other current liabilities of $1,059,237, license fees payable of $112,315, revolving credit facilities net of debt discount of $808,193 and convertible debt of $483,776. At September 30, 2002, the Company was not in compliance with certain covenants required by the credit facilities and the convertible debt and has requested waivers from its four lenders. The Company currently anticipates that these waivers, should they be granted, would not extend beyond a twelve-month period, therefore requiring that the indebtedness be classified as a current liability. The maturity date on the revolving credit facilities is January 10, 2005. The maturity date on the convertible debt is June 3, 2004.

        Cash used by operating activities was $1,700,279 for the nine months ended September 30, 2002, the principal contributing factors being the net loss for the period adjusted for non-cash expenses such as depreciation, amortization, non-cash consulting and other expenses, cumulative effect of an accounting change and losses on impairment of goodwill and other long-lived assets, partly offset by a reduction in accounts receivable and inventory balances. Cash used by operating activities was $2,563,049 for the nine months ended September 30, 2001, the principal contributing factor being the net loss for the period adjusted for non-cash expenses such as depreciation, amortization and non-cash consulting and other expenses. Cash used by investing activities was $16,409 for the nine months ended September 30, 2002 compared to $48,916 for the nine months ended September 30, 2001, both amounts consisting of expenditures related to purchases of equipment and expenditures related to patent development and other intellectual property. Cash provided by financing activities was $1,438,124 for the nine months ended September 30, 2002 resulting primarily from proceeds from the credit facilities, partially offset by the extinguishment of unsecured debt. Cash provided by financing activities was $1,609,873 for the nine months ended September 30, 2001 primarily representing net proceeds from private placements of common stock and unsecured debt.

        The Company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes. Through September 30, 2002, the Company has generated estimated net operating loss carryforwards in excess of $22,000,000 that may be available to reduce future taxable income and future tax liabilities. These carryforwards expire incrementally in years through 2023. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. As a result of the Company's IPO, the Company's ability to utilize the aforementioned carryforwards as of the IPO date will be limited on an annual basis. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal tax purposes.

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

        At September 30, 2002, a total of $1,250,000 was outstanding under these credit facilities and the Company was not in compliance with certain covenants and has requested a waiver of compliance from the lenders. If either lender does not grant a waiver, the Company currently expects that such non-granting lender would give notice of default to the Company, in which case the Company would have thirty days to cure the default or, if the Company has undertaken to cure the default, such longer period as it is diligently prosecuting such cure to the reasonable satisfaction of the lender. If the default is not cured prior to the end of the cure period: the entire unpaid balance owed to the lender would become due and payable; the interest rate, to the extent permitted by law, could be increased by the lender up to the maximum rate allowed by law, or if none, a per annum rate of interest equal to the prime rate plus 3.75%; any accrued and unpaid interest, fees or charges could be deemed by lender to be a part of the principal balance, with interest to accrue on a daily compounded basis until the entire outstanding principal and accrued interest is paid in full; and the lender would have all rights available to it at law or in equity.

        Effective as of June 3, 2002, the Company entered into separate two-year revolving credit facilities totaling a maximum of $600,000. The credit facilities were provided in equal parts by two current stockholders of the Company based in Luxembourg, MUSI Investments S.A. ("MUSI") and Finpart International S.A. ("Finpart"), a wholly owned subsidiary of Fin. part.

SpA. Each of the credit facilities accrues interest at the prime rate plus 0.75%, is available to fund certain employee-related expenses, has a maturity date of June 3, 2004 and is secured by a third security interest in certain of the Company's assets. On July 24, 2002 the credit facility with MUSI was amended to increase the amount available under that credit facility by $50,000 and to provide some additional flexibility for the use of proceeds, with all other terms and conditions remaining unchanged. All or any portion of the outstanding principal and accrued interest on each of these credit facilities is convertible at the option of the lender into shares of the Company's common stock based on a conversion price equal to the lesser of the 30-day trailing average closing price of the common stock on the NASDAQ stock market on the date of conversion and the then-effective exercise price of certain warrants issued in connection with the Company's credit facilities with DAMAD and Bluwat described above. MUSI also has the right to purchase shares of the Company's common stock in an amount equal to $350,000 less the outstanding principal amount converted or convertible under its credit facility, at a per share price equal to the conversion price, and Fin.part also has the right to purchase shares of the Company's common stock in an amount equal to $300,000 less the outstanding principal amount converted or convertible under its credit facility, at a per share price equal to the conversion price; provided that the number of shares issuable in connection with the two credit facilities, together, shall not exceed 1,764,347 in the aggregate.

        At September 30, 2002, a total of $483,776 was outstanding under these credit facilities and the Company was not in compliance with certain covenants and has requested a waiver of compliance from the lenders. If either lender does not grant a waiver, the non-granting lender would be entitled to give notice of default to the Company, in which case the Company would have thirty days to cure the default or, if the Company has undertaken to cure the default, such longer period as it is diligently prosecuting such cure to the reasonable satisfaction of the lender. If the default is not cured prior to the end of the cure period: the entire unpaid balance owed to the lender would become due and payable; the interest rate, to the extent permitted by law, could be increased by the lender up to the maximum rate allowed by law, or if none, a per annum rate of interest equal to the prime rate plus 3.75%; any accrued and unpaid interest, fees or charges could be deemed by lender to be a part of the principal balance, with interest to accrue on a daily compounded basis until the entire outstanding principal and accrued interest is paid in full; and the lender would have all rights available to it at law or in equity.

        The Company is urgently attempting to secure financing and has taken steps to minimize operating expenses. In addition, the Company is currently considering the possibility of a merger and/or the potential sale of some or all of its assets. No assurance can be given that the Company will be able to identify a buyer or an acceptable merger partner or will be able to complete such a transaction on acceptable terms, in a timely manner or at all. In the event the Company is unable to complete any of the aforementioned transactions or to secure sufficient financing on acceptable terms or in a timely manner, it would be unable to continue its operating plan through December 2002 and beyond and may voluntarily seek protection from its creditors under federal bankruptcy laws, which would have a material adverse effect on the Company's business, financial condition and prospects.

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


ADDITIONAL BUSINESS RISKS

        The Company is experiencing losses and urgently requires additional financing to continue its operating plan that it may not be able to obtain.

        For the year ended December 31, 2001 and the nine months ended September 30, 2002, we had net losses of $5,184,900 and $3,995,408, respectively. At September 30, 2002, we had working capital of ($819,133) and an accumulated deficit of $24,617,027. As of the date of this report, the Company has not been able to secure the additional capital required to continue its operating plan through December 2002 and beyond. Even if the Company is able to secure the necessary financing, it would likely be required to make significant revisions to its operating plan and organizational structure, which will likely include workforce related reductions. The Company is also currently considering the possibility of a merger and/or the potential sale of some or all of its assets. The Company may not be able to identify a buyer or an acceptable merger partner or to complete such a transaction on acceptable terms, in a timely manner or at all. In the event the Company is unable to complete any of the aforementioned transactions or otherwise secure sufficient financing on acceptable terms or in a timely manner, the Company may voluntarily seek protection from its creditors under federal bankruptcy laws, which would have a material adverse effect on the Company's business, financial condition and prospects.


The Company's common stock will likely be delisted from The NASDAQ SmallCap Market.

        As of the date of this report, the Company is not in compliance with the listing maintenance requirements of The NASDAQ SmallCap Market, which subjects its common stock to delisting. Among other things, NASDAQ's requirements currently require stockholders' equity of at least $2.5 million. As of September 30, 2002, the Company's stockholders' equity was ($18,506). On September 30, 2002, the Company received a letter from the Nasdaq Listing Qualifications Staff indicating that the Company does not comply with the minimum stockholders' equity requirements for continued listing set forth in Marketplace Rule 4310(c)(2)(B) and that its common stock would be delisted from the Nasdaq SmallCap Market at the opening of business on October 8, 2002. NASDAQ has also previously notified the Company that it is not in compliance with the requirement that it maintain a minimum bid price for the Company's common stock of $1.00 and that it must demonstrate a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days before February 3, 2003 or it may be delisted. The Company has an oral hearing before a Nasdaq Listings Qualifications Panel to appeal the Staff's determination scheduled for November 14, 2002.

        The Company will likely not be successful in its efforts to maintain continued listing on The Nasdaq SmallCap Market. If the Company's common stock is delisted, trading of the common stock, if any, would thereafter be conducted on the Boston Stock Exchange, in the over-the-counter market, in the so-called "pink sheets" or on the National Association of Securities Dealers, Inc. "electronic bulletin board," which could cause investors to find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock. Moreover, trading in the common stock could also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of investors to trade the common stock. These consequences of delisting would likely materially impair the Company's ability to raise capital, which would have a material adverse effect on the Company's business, financial condition and results of operations.


Item 3. Controls and Procedures

        Within 90 days prior to the date of this report, the Company's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

        On September 25, 2001, Outlast Technologies, Inc. ("Outlast") filed a lawsuit against the Company in United States District Court, District of Colorado, alleging that Frisby's COMFORTEMP(R) nonwovens infringe at least one claim of a patent exclusively licensed to Outlast, US Patent 5,366,801. In its answer to the lawsuit, in addition to denying infringement, Frisby has counterclaimed against Outlast for tortious interference with existing and prospective business relations and/or contracts and also for trade libel. The Company is confident that its COMFORTEMP(R) nonwovens do not infringe any claim of the referenced patent. All dispositive motions have been briefed and await the court's call for oral argument, which the Company expects within the next several months.

        On March 28, 2002, Triangle Research and Development Corporation of Raleigh, North Carolina ("TRDC") and certain of its employees and owners filed a civil suit in Wake County Superior Court in Raleigh, North Carolina against the Company and certain of its executive officers alleging breach of contract by Frisby for failure to pay royalties required under its license agreement with TRDC and seeking damages. The suit also alleges that the Company and its named executive officers violated federal and state securities laws and engaged in unfair and deceptive trade practices with regard to the elimination of a put agreement entered into in connection with a stock option granted to TRDC pursuant to a September 1998 agreement between the Company and TRDC. In its Answer and Counterclaims, in addition to denying any wrongdoing by the Company and the executive officers named in the suit, the Company filed counterclaims against TRDC and certain of its executive officers alleging breach of contract, negligence, fraud, and unfair and deceptive trade practices. In August 2002, the Company and the named executive officers filed a motion to dismiss the unfair and deceptive trade practices claim and the securities laws claims. In October 2002, the court heard arguments related to the Company's motion to dismiss and has requested a further hearing, which the Company currently expects to be held in late November.


Item 2. Changes in Securities and Use of Proceeds

        On July 3, 2002, the Company issued 9,284 shares of its common stock in accordance with its 2000 Employee Stock Purchase Plan.

        On October 16, 2002, the Company issued 21,427 shares of its common stock to a law firm in consideration for legal services rendered. The Company issued these shares in reliance on the exemption from registration provided in
Section 4(2) of the Securities Act of 1933, as amended, based on the recipient's sophistication in financial matters, access to material information and status as an accredited investor.

        Based on an agreement entered into during 2001, the Company issued warrants to acquire, for no additional consideration, 2,808 shares of its common stock to a creative services firm for advertising and creative services rendered. The Company issued these warrants in reliance on the exemption from registration provided in Section 4(2) of the Securities Act based on the number of offerees and their sophistication in financial matters and access to material information.


Item 5. Other Information

        On October 29, 2002, both Robert E. Gregory and Robert C. Grayson resigned from the Company's Board of Directors. Mr. Gregory served as chairman of the Company's Audit Committee. Mr. Grayson served as chairman of the Company's Compensation Committee. As a result of these resignations, the Board consists of five members at least three of whom, Gregory S. Frisby, the Chairman and Chief Executive Officer of the Company, Duncan R. Russell, the President and Chief Operating Officer of the Company and Jeffry D. Frisby, brother of Gregory
S. Frisby, may not be considered independent under applicable law.


Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits


                10.1 Agreement dated September 19, 2002 between the Company and QVC, Inc.*


                99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

                99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.


        (b)     Reports on Form 8-K

        During the quarter ended September 30, 2002, the Company filed no reports on Form 8-K.


-------------------------------------
* Confidential treatment has been requested with respect to specified portions of this exhibit.

Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated:  November 14, 2002


                                    FRISBY TECHNOLOGIES, INC.



                                    By:     /s/  Gregory S. Frisby
                                            ------------------------------------
                                            Gregory S. Frisby
                                            Chairman & Chief Executive Officer



                                    By:     /s/  John L. Ruggiero
                                            ------------------------------------
                                            John L. Ruggiero
                                            Chief Financial Officer & Treasurer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Gregory S. Frisby, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Frisby Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


[Signature]  /s/ Gregory S. Frisby
[Title] Chairman  & Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, John L. Ruggiero, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Frisby Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


[Signature]  /s/ John L. Ruggiero
[Title] Chief Financial Officer& Treasurer